Form 10KSB
period 1999-12-31
COMPUTER AUTOMATION SYSTEMS INC
filed 2000-04-13
CIK 1085069

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the calendar year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________



                       Commission File No. 0-27419


                    COMPUTER AUTOMATION SYSTEMS, INC.
                    ---------------------------------
              (Name of Small Business Issuer in its Charter)


               NEVADA                                       75-2749166
               ------                                       ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                    1825 East Plano Parkway, Suite #200
                             Plano, TX 75074
                             ---------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (972) 578-3128

                                  N/A
                                  ---
        (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   $0.001 par
value common stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 1999 - $3,642,948.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 21, 2000 - $849,553.46. There are approximately 2,235,667 shares of common voting stock of the Company held by non-affiliates. There is no "established market" for the Company's securities; management has arbitrarily valued these shares at the average bid price of the Company's common stock during the quarterly period ended December 31, 1999.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                   (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           March 27, 2000

                             8,393,334


                   DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

      Computer Automation Systems, Inc. ("CASI" or the "Company") was organized under the laws of the State of Utah on July 16, 1981, under the name "Intercontinental Strategic Minerals, Inc." The Company was formed to acquire and invest in mining properties. The endeavors were unsuccessful, and the Company ceased operations in 1983.

         The Company was dormant until it changed its domicile to the State of Nevada by merging with a newly formed Nevada subsidiary under the same name, "Intercontinental Strategic Minerals, Inc.," in March, 1998. In connection with this change of domicile, the Company effected a one for 20 reverse split of its outstanding securities, while retaining the authorized capital and par value, with appropriate adjustments to the capital accounts of the Company. This reverse split is reflected in all computations below, unless indicated otherwise.

          On July 24, 1998, the Articles of Incorporation were amended to change the name of the Company to "Computer Automation Systems, Inc."

         Effective July 28, 1998, the Company acquired all of the outstanding common stock of Computer Automation Systems, Inc., a Texas corporation ("CASI Texas"), pursuant to an Agreement and Plan of Reorganization (the "CASI Texas Plan")in exchange for 6,400,000 shares of $0.001 par value "restricted securities" (common stock)of the Company. This transaction may be described as a reverse acquisition. Michael E. Cherry, the Company's President/CEO and one of its directors, was the principal stockholder and the President of CASI Texas, owning approximately 67% of the outstanding pre-CASI Texas Plan securities, and received 4,256,000 shares of the "restricted securities" issued under the CASI Texas Plan. Mr. Cherry currently owns approximately 50% of the Company's outstanding voting securities. Sylvia McCollum and Sandra Cobb were the other two stockholders of CASI Texas, and each received 912,000 shares of the "restricted securities" issued under the CASI Texas Plan; each presently owns approximately 11% of the Company's outstanding voting securities. In addition, James T. Williams, James Twedt and Frank Neukomm each received 106,667 "unregistered" and "restricted" shares of the Company's common stock in consideration of services rendered to CASI Texas prior to and during the acquisition process. Messrs. Williams and Twedt are former directors and executive officers of the Company and Mr. Neukomm has been a director since October 22, 1999. See Part II, Item 9 of this Report.

          CASI Texas was incorporated under the laws of the State of Texas on February 13, 1998, for the purpose of designing and manufacturing custom rack mount and industrial computer applications for the telecommunications and other high technology industries. "Rack mount" literally means installation or mounting in a rack or metal frame of standard dimension numerous pieces of diverse equipment which are interconnected to make a systems perform any variety of functions. The Company succeeded to these business operations, which are described in detail under the heading "Business" of this Item.

          Copies of the initial Articles of Incorporation of the Company filed in the State of Utah; the Articles of Incorporation of the Nevada subsidiary into which the Company merged to change its domicile to Nevada; the Articles of Merger respecting the change of domicile; the Articles of Amendment to change the name of the Company to "Computer Automated Systems, Inc."; the Bylaws of the Company; and the CASI Texas Plan were attached as exhibits to the Company's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on September 22, 1999, and are incorporated herein by reference. See Part III, Item 13 of this Report.

          The Company filed its Registration Statement on Form 10-SB, as amended, on a voluntary basis in an attempt to maintain the Company's quotations on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"). See the heading "Effects of Existing or Probable Governmental Regulations," Part I, Item 1 of this Report.

Business.
---------

     General
     -------

          The Company designs and manufactures custom rack mount and industrial computer applications for the telecommunications and other industries. The Company has in-house engineering to provide quick, customized and innovative responses to customer specifications and requirements.

          CASI is first provided with a set of requirements for a custom application by a customer. Its engineering staff then completes a design specification which includes hardware configuration and software control programming. In some cases, prototypes are assembled for customer approval. Once customer approval is received, the design specifications and bill of materials, together with a purchase order, are delivered to Control Manufacturing Co., Inc.("Control Manufacturing"), a custom assembly and manufacturing facility co-located with the Company at its Plano, Texas, facilities; these facilities are leased from Control Manufacturing.

          Control Manufacturing sources the materials, assembles the hardware and delivers the product to CASI for software installation and testing prior to delivery to the customer. Control Manufacturing bills CASI for its services when the hardware is complete; the cost of the materials is borne by Control Manufacturing until the product is delivered and billed to the customer.

          The principals of Control Manufacturing, Sylvia McCollum and Sandra Cobb, are also principal stockholders of the Company and were former stockholders of CASI Texas, and Ms. McCollum has been a director of the Company since October 22, 1999; however, the Company believes the cost of services performed by Control Manufacturing is equal to or less than could be obtained from other sources. Reference to this arrangement can also be found in the audited financial statements of the Company for the years ended December 31, 1999 and 1998, specifically, in Notes 5 and 7. Information regarding the share holdings of Ms. McCollum and Ms. Cobb can be found in Part III, Item 9 of this Report.

         The Company specializes in the development of National Equipment Building Standards("NEBS") certified, Sun microprocessor based, fault tolerant systems for the telecommunications industry. NEBS is a set of telecommunication industry standards to guide manufacturers of equipment designed for use in telephone applications.

         CASI offers a full line of rack mountable chassis and systems with embedded Intel PC's. The Company also offers a line of ruggedized or notebook computers manufactured for operation under harsh environmental conditions for industrial, military and hazardous environment applications. The full line of CASI's standard and customizable products may be viewed at www.casi1.com ("casi" followed by the numeral "1"), and include various sized rack mount chassis, disk expansion chassis, integral monitor chassis, wall mount enclosures, industrial table top enclosures, large and small industrial towers, rack mount keyboards, monitor/keyboard/mouse switches, modular and expansion rack cabinets and rack mount monitors. See the heading "Principal Products and Services" of this Item.

          The Company also owns the manufacturing, design and intellectual property rights to the "Naked Mini Computer" product line originally manufactured by Computer Automation, Inc. Revenues from the Naked Mini Computer are less than one percent of the Company's gross revenues. These computers are durable, reliable and fault tolerant or capable of continuous function through extreme conditions like electrical spikes (i.e., temporary delivery of alternating current above 120 volts) and software "glitches."
They have the ability to "reboot" without interruption in functions, which is very important in the processing industry, but operate with a proprietary software architecture. Today, CASI is a source for repair and upgrades of the installed base of Naked Mini Computer systems, which still number in the thousands worldwide. It also owns and designs other intellectual property related to the Naked Mini Computers. Michael E. Cherry was formerly employed by Computer Automation, Inc., a now defunct entity which manufactured these computers.

Principal Products or Services and their Markets.
-------------------------------------------------

          For a discussion of the Company's principal products and services, see the heading "General" of Part I, Item 1 of this Report.

Distribution Methods of the Products or Services.
-------------------------------------------------

          Presently, the Company contacts potential customers directly, attends trade shows, uses its web site, utilizes customer referrals, and advertises in the Thomas Register.

          The Company's web site, www.casil.com, provides for interactive e-commerce. The web site highlights all of the Company's products and allows customers to configure systems and place orders on-line. To support the web e-commerce activity, the Company has contracted with an inside sales and customer service person to provide quick responses to inquiries for quotations and questions about CASI's capabilities. CASI intends to contract with or hire an engineer/account manager of new accounts to develop opportunities for custom development and CASI's value added services on its web site.

          Starting in November of 1999, CASI began advertising in the Thomas Register. The Thomas Register is a comprehensive catalog resource of electronic manufacturers and suppliers. CASI has a banner advertisement on each page of the industrial computer section directing interested parties to its web site. CASI will also be listed in the printed Thomas Register source book.

          With respect to its Systems Integration, CASI intends to retain the services of one or more manufacturers representatives on an interim basis to penetrate the outsourcing market while it develops an in house direct sales force.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     New Products
     ------------

          CASI is designing a compact rackmount (1U) chassis which will provide an inexpensive gateway for Internet service providers ("ISP"). CASI's research has determined that it can deliver more features in a smaller space
(1U) than any currently available product being delivered for this purpose. This research is based on the Company's review of product specifications of competitive products. The unit, which will support Windows NT (TM) Sun
Solaris (TM) for Intel, and LINUX, is available now without an operating system.

          CASI is also developing a new rackmount chassis line that will be called the NEBS 400 series. CASI plans to spend between $150,000 and $190,000 for research, development, and testing the prototype for this "off-the-shelf" product line. The NEBS-400 series will be quality tested and certified to meet National Engineering Building Standards. CASI expects to develop several models under this line over the coming 12 to 18 months. Research and development costs for each new model in the NEBS-400 series is expected to cost between $50,000 and $90,000. These products will be sold to Alcatel and other telecommunications companies. The Company has filed for a trademark for the NEBS-400 name.

     Web Sales
     ---------

          The upgrade of CASI's web site, www.casi1.com, has been completed in two stages. The first stage, consisting of a complete listing of CASI product offerings for commercial and telecommunications applications, was completed in October, 1999. The second stage included the implementation of interactive e-commerce features including automated sales inquiries, system configurations, quotations, and order placement. This phase was completed in February 2000.

Competition.
------------

        The Company expects competition to persist, intensify and increase in the future. Present competition includes almost every firm which designs and manufactures custom computer applications, and the industry is growing every day. Systems integration and e-commerce will result in even greater competition.

          Almost all of the Company's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relation resources than the Company and could decide at any time to increase their resource commitments to the Company's target market. Competition from these competitors could make the Company unable to generate or maintain enough clients to make a profit.

          In addition, the Company's ability to generate clients will depend to a significant degree on the quality of its products and services and its reputation among its clients and potential clients, compared with the quality of its services provided by, and the reputations of, the Company's competitors. To the extent the Company loses clients to its competitors because of dissatisfaction with the Company's services or its reputation is adversely affected for any other reason, it may be unable to produce sufficient operating revenue to stay in business.

Sources and Availability of Raw Materials.
------------------------------------------

          There is ample supply of all products, components and related materials necessary for the conduct of the Company's present and proposed business operations, and no shortfalls of supplies are anticipated which would have any adverse effect on the present or intended business operations of the Company. Most products and components are purchased directly from Sun or Intel or their distributors.

Dependence on One or a Few Major Customers.
-------------------------------------------

         The Company's largest single account is Alcatel, a subsidiary of a diversified French telecommunications manufacturer, Alcatel, S.A. CASI is currently providing a database management system for Alcatel which interfaces with a network switch controller to change switch functions, alter switch activities and report on the functioning and environment of the switch system.

          A "switch" is a telephone or Internet (voice or data or both) device which is central to the delivery of a call or data packet by routing them from point of origin to point of termination; this is "switching." All telecommunications traffic is routed through one or more switches. Alcatel makes switch controllers and CASI makes a database management system for Alcatel which is the interface with the switch controller.

          The Company and Alcatel have entered into a Purchase Agreement, dated July 1, 1999, which provides for the Company to supply Alcatel's manufacturing requirements with respect to its database management system. Alcatel places orders under the Purchase Agreement based on its projected needs. The Purchase Agreement runs through December 31, 2002.

          Alcatel has represented approximately 98% of CASI's 1999 revenues. The Company generated approximately $619,000 or 67% of its revenues from business done with Alcatel during the year ended December 31, 1998.

          The loss of revenues associated with the services provided to Alcatel would have a substantial adverse effect on the Company and its present and future prospects.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

          The Company owns the intellectual property rights to the "Naked Mini Computer," which are of an undetermined value and duration, because the Company does not know how many of these computers are still in existence, nor how long they will continue in existence. The Company has valued these intellectual property rights at $0 due to their age and the Company's lack of a cost basis in them. For a discussion of the Naked Mini Computer, see the heading "General" under the caption "Business," Part I, Item 1 of this Report.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

          None presently; however, see the heading "Risk Factors" of the heading "Business," Part I, Item 1, specifically, the risk factor "Government Regulation and Legal Uncertainties."

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

          The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

          The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

          Also, see the heading "Risk Factors" of the heading "Business," Part I, Item 1, specifically, the risk factor "Government Regulation and Legal Uncertainties."

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          None; not applicable.

Research and Development Expenses.
----------------------------------

          The Company expended $214,945 during the year ended December 31, 1998, on research and development. The majority of these funds were expended to develop the system currently being sold to Alcatel, or software development to drive this system. No research and development funding was required for the year ended December 31, 1999 as the Company focused on selling products developed during the previous year. The Company intends to incur between $150,000 and $190,000 in research, development, and testing for the prototype of its new NEBS-400 series which will be marketed to telecommunications companies.

Number of Employees.
--------------------

         The Company contracts for most of its services. It had four employees as of December 31, 1999.

Risk Factors.
-------------

          In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained in total until the business is underway. However, at a minimum, the Company's present and proposed business operations will be highly speculative and will be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

          Limited Assets and Source of Revenue.
          -------------------------------------

          The Company's revenues may be insufficient to fund expansion of its business operations; the Company can provide no assurance that its business prospects will produce material revenues adequate for the Company to continue its present or proposed operations; or that its current and intended business operations will be profitable. See the heading "Plan of Operation"of the caption "Management's Discussions and Analysis or Plan of Operation," Part II,
Item 6 of this Report.

          Limited Funds Available for Operating Expenses.
          -----------------------------------------------

          The Company currently has limited operating capital or cash resources. Substantial funding necessary to meet the Company's anticipated expansion may be needed, though during the next 12 months the Company anticipates financing its current operations from present revenues and cash flow. The Company's ability to raise debt or equity funding from non-affiliated sources will be severely limited by reason of its limited historical operations, limited assets and the limited public market for its common stock. See the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation," Part II, Item 6 of this Report, regarding the Company's current and intended operations; and the caption "Market for Common Equity and Related Stockholder Matters," Part II, Item 5, regarding the limited market for the Company's common stock.

          No "Established Trading Market" for Common Stock.
          -------------------------------------------------

          The Company's common stock was quoted on the OTC Bulletin Board of the NASD until approximately October 7, 1999. The shares are currently quoted on the "Pink Sheets" of the National Quotation Bureau, LLC. There is currently no "established trading market" for its common stock and there can be no assurance that any such market will ever develop or be maintained.

          The Company's removal from the OTC Bulletin Board has impeded the development of an "established trading market" in its common stock because the "Pink Sheets" market is not as accepted by most brokers/dealers in securities as the OTC Bulletin Board, and a broker/dealer must subscribe to this service to use it. As a result, sales of such stock will be more difficult and expensive.

          Upon the clearance of all Securities and Exchange Commission comments on its Registration Statement on Form 10-SB, as amended, the Company will, as soon as practicable, file for quotations on the OTC Bulletin Board. However, no assurance can be given that the NASD will allow the quotations of the Company's common stock to be reinstated on the OTC Bulletin Board.

          Stock Market Volatility.
          ------------------------

          Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. See the caption "Market for Common Equity and Related Stockholder Matters," Part II, Item 5 of this Report.

          Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop in the Company's common stock, due to the possibility that the supply of these shares will significantly exceed the demand for such shares in the market. See the heading "Recent Sales of Unregistered Securities," Part II, Item 5, for information regarding the number of shares which may be available for sale under Rule 144 by present stockholders of the Company.

          Competition.
          ------------

          The Company expects competition to persist, intensify and increase in the future. Present competition includes almost every firm which designs and manufactures custom computer applications, and the industry is growing every day. Systems integration and e-commerce will result in even greater competition.

          Almost all of the Company's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relation resources than the Company and could decide at any time to increase their resource commitments to the Company's target market. Competition from these competitors could make the Company unable to generate or maintain enough clients to make a profit.

          In addition, the Company's ability to generate clients will depend to a significant degree on the quality of its products and services and its reputation among its clients and potential clients, compared with the quality of its services provided by, and the reputations of, the Company's competitors. To the extent the Company loses clients to its competitors because of dissatisfaction with the Company's services or its reputation is adversely affected for any other reason, it may be unable to produce sufficient operating revenue to stay in business.

          Low Barriers to Entry.
          ----------------------

          There are relatively low barriers to entry into the Company's business. Because firms such as the Company rely on the skill of their personnel and the quality of their client service, they have no patented technology that would preclude or inhibit competitors from entering their markets. The Company is likely to face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Company, which could attract existing and potential customers away from the Company and may make it unable to operate profitably.

          Rapid Technology Change.
          ------------------------

          The market for computer products and services is characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new processes and technologies and evolving industry standards and practices that could render the Company's intended service practices and methodologies obsolete. Failure to keep pace with these changes could result in the loss of customers or the inability to attract and retain customers, either of which developments could make the Company unable to operate at a profit.

          Potential Liability to Clients.
          -------------------------------

          Many of the Company's intended operations involve the development, implementation and maintenance of applications that are critical to the operations of their clients' businesses. Our failure or inability to meet a client's expectations in the performance of our products or services could injure the Company's business reputation or result in a claim for substantial damages, regardless of its responsibility for such failure. In addition, the Company possesses technologies and content that may include confidential or proprietary client information. Although the Company will implement policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages.

          The Company will attempt to limit contractually its damages arising from negligent acts, errors, mistakes or omissions in rendering professional services; however, there can be no assurance that any contractual protections will be enforceable in all instances or would otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage, if any, or result in changes to any insurance policies the Company may obtain, including premium increases or the imposition of a large deductible or co-insurance requirements, could result in significant costs to the Company and may make it unable to operate profitably.

          Future Capital Needs; Uncertainty of Additional Financing.
          ----------------------------------------------------------

          The Company currently does have the available cash resources and credit facilities sufficient to meet its presently anticipated working capital and capital expenditure requirements for this year. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its product and service offerings and competing technological and market developments. The Company will be required to raise additional funds through public or private financing, strategic relationships or other arrangements, particularly as its acquisition strategy matures. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its products or selected business opportunities.

          If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures.


          Government Regulation and Legal Uncertainties.
          ----------------------------------------------

          The Company is not currently subject to direct governmental regulation, other than the securities laws and the regulations thereunder applicable to all publicly owned companies, and laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national and international levels with respect to the Internet covering issues such as user privacy, freedom of expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. The adoption of any such laws or regulations may decrease growth of the Internet, which could in turn decrease the demand for the Company's products or services or increase the cost of doing business, either of which may make it more difficult for the Company to operate at a profit.

          Further, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and personal property is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the Company's products or services or increase the cost of doing business as a result of litigation expenses or increased service delivery costs.

Item 2.  Description of Property.
         ------------------------

         The Company leases 2,000 square feet of office and light industrial space at 1825 East Plano Parkway, Suite #200, Plano, TX 75074, on a month to month basis, at a monthly rent of $1,505. Total rent for these facilities during the calendar year ended December 31, 1999, was $18,060; total rent in the calendar year ended December 31, 1998, was $6,020, which was accrued at December 31, 1998, and paid in May, 1999. These facilities are leased from Control Manufacturing, the owners of which are stockholders of the Company; however, management believes the lease terms for these facilities are fair and reasonable, and are at rates comparable to similar facilities in the areas where the Company conducts its business operations. Ms. McCollum and Ms. Cobb are the "affiliated" stockholders who own Control Manufacturing; see Part III,
Item 11, for information concerning their stock ownership in the Company.

Item 3.  Legal Proceedings.
         ------------------

         The Company is not a party to any pending legal proceeding and, to the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year ended December 31, 1999.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

         There has never been any "established trading market" for shares of common stock of the Company. Quotation of its common stock on the OTC Bulletin Board of the NASD under the symbol "CASI" commenced December 24, 1997, as $0.01 to $0.05, and were terminated on or about October 7, 1999. The Company's shares are currently quoted on the "Pink Sheets" of the National Quotation Bureau, LLC. No assurance can be given that any market for the Company's common stock will develop or be maintained. For any market that develops for the Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any "restricted securities" may be issued in the future may have a substantial adverse impact on any public market for the Company's common stock. A minimum holding period of one year is required for resales under Rule 144, along with compliance with other pertinent provisions of the Rule, including publicly available information concerning the Company (this requirement will be satisfied by the continued timely filing by the Company of all reports required to be filed by it with the Securities and Exchange Commission; limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale of Form 144). For information regarding "restricted securities" issued by the Company during the past three years and the commencement date of the holding period of these securities, see the caption "Recent Sales of Unregistered Securities," Part II, Item 5 of this Report.

          The following quotations were provided by the National Quotation Bureau, LLC. They represent inter-dealer prices and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.

                             STOCK QUOTATIONS*

                                               CLOSING BID

Quarter ended:                          High                Low
--------------                          ----                ---
December 31, 1997                     $0.01                 $0.01

January 2, 1998
through
March 18, 1998                        $0.01                 $0.01

March 19, 1998*
through
March 31, 1998                        $0.1875               $0.1875

April 1, 1998
through
June 30, 1998                         $0.1875               $0.125

July 1, 1998
through
September 30, 1998                    $0.125                $0.03125

October 1, 1998
through
December 31, 1998                     $0.125                $0.125

January 4, 1999
through
March 31, 1999                        $1.50                 $0.0625

April 1, 1999
through
June 30, 1999                         $2.00                 $0.125

July 1, 1999
through
September 30, 1999                    $0.6875               $0.3125

October 1, 1999
through
December 31, 1999                     $0.75                 $0.01

    * Takes into account a one for 20 reverse split of the Company's common stock effected at the time of the Company's change of domicile from Utah to Nevada. See Part I, Item 1.


          Also, see the heading "Risk Factors" of the heading "Business," Part 1, Item 1, specifically the risk factor "No 'Established Trading Market' for Common Stock."

Holders.
--------

         The number of record holders of the Company's securities as of the date of this Report is approximately 128.

Dividends.
----------

         The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and if and until the Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

Recent Sales of Unregistered Securities.
----------------------------------------

Michael Cherry (1)           4,256,000 common          7/28/98

Sylvia McCollum (1)            912,000 common          7/28/98

Sandra Cobb (1)                912,000 common          7/28/98

James T. Williams (2)          106,667 common          7/28/98

James Twedt (2)                106,667 common          7/28/98

Frank Neukomm (2)              106,666 common          7/28/98

Cicero Cinzano Ltd.             21,500 common          9/14/98

Camisado Ventures               46,480 common          9/14/98

Outback Capital Ltd.            59,760 common          9/14/98

New York New York Ltd.          59,760 common          9/14/98

29 Subscribers
under Rule 504                 333,334 common(3)       4/06/99
offering                       333,334 Warrants(4)     4/06/99

Frank Neukomm                   24,000 common (5)     12/30/99

James Twedt                     12,000 common (5)     12/30/99


         (1) These securities were issued to each of the former stockholders of CASI Texas pursuant to the CASI Texas Plan. See the heading "Business Development" of Part I, Item 1 of this Report.

         (2) Each of these persons received the share indicated in consideration of services rendered to CASI Texas prior to and during the CASI Texas Plan. See the heading "Business Development" of Part I, Item 1 of this Report.

         (3) These securities are freely tradeable securities under Rule 502 of Regulation D.

         (4) Each warrant grants the holder the right to purchase 2.25 additional shares of common stock at a price of $1.00, exercisable through July 5, 2000; to issue the shares underlying these warrants under Rule 504, the warrants would have to be exercised prior to the effective date of the Company's Registration Statement on Form 10-SB, as amended, and the Company would have to comply with the post April 6, 1999, amendments to Rule 504 of Regulation D; otherwise, the underlying securities would have to be issued as "restricted securities" under an available exemption from the registration provisions of the Securities Act of 1933, as amended, or pursuant to a registration statement filed with the Securities and Exchange Commission.

         (5) These shares were issued as directors' compensation. See the Summary Compensation Table of this Report.

         Management believes each of the foregoing persons or entities was either an "accredited investor," or "sophisticated investor" as defined in Rule 506 of Regulation D of the Securities and Exchange Commission. Each had access to all material information regarding the Company prior to the offer, sale or issuance of these "restricted securities." The Company believes these shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), pursuant to Section 4(2) (with respect to all issuances other than issuances as part the Company's offering under Rule
504) or 3(b) thereof (with respect to the issuances under the Rule 504 offering).

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         -----------------------------------------------------------------------

Plan of Operation.
------------------

          The Company intends to concentrate on satisfying the demands of its major customer, Alcatel, over the next year. The Company plans to expand both its product line and customer base for similar and ancillary applications once the details of systems assembly, delivery, and installation are at acceptable levels.

          The Company anticipates increased revenues for the next 12 months from four areas: growth in sales to existing customers; growth in sales of new products to existing and new customers; sales from its upgraded web site; and advertising in the Thomas Register. Each of these items is discussed in more detail below. Gross margins should remain at similar levels compared to the year ended December 31, 1999 providing pricing remains at similar levels. See the category heading "Dependence on One or a Few Major Customers" of Part I,
Item 1 of this Registration Statement.

          CASI is designing a compact rackmount (1U) chassis which will provide an inexpensive gateway for Internet service providers ("ISP"). CASI's research has determined that it can deliver more features in a smaller space
(1U) than any currently available product being delivered for this purpose. This research is based on the Company's review of product specifications of competitive products. The unit, which will support Windows NT (TM) Sun Solaris
(TM) for Intel, and LINUX, is available now without an operating system.

          CASI is also developing a new rackmount chassis line that will be called the NEBS 400 series. CASI plans to spend between $150,000 and $190,000 for research, development, and testing the prototype for this "off-the-shelf" product line. The NEBS-400 series will be quality tested and certified to meet National Engineering Building Standards. CASI expects to develop several models under this line over the coming 12 to 18 months. Research and development costs for each new model in the NEBS-400 series is expected to cost between $50,000 and $90,000. These products will be sold to Alcatel and other telecommunications companies. The Company has filed for a trademark for the NEBS-400 name.

          The upgrade of CASI's web site, www.casi1.com, was completed in February 2000. The web page includes a complete listing of product offerings for commercial and telecommunications applications, as well as interactive e-commerce features including automated sales inquiries, selectable system configurations, and requests for quotations.

          In November of 1999, CASI began advertising in the Thomas Register. The Thomas Register is a comprehensive catalog resource of electronic manufacturers and suppliers. CASI has a banner advertisement on each page of the industrial computer section directing interested parties to its web site. CASI will also be listed in the printed edition of the Thomas Register.

          CASI expects revenues to increase from a variety of market actions including sales to current customers, sales of new products to existing and new customers, sales from e-commerce, and advertising. The Company has no major acquisitions planned for the next 12 months, but it does expect to increase its personnel levels in engineering, sales and sales support, and administration as well as fund increased research and development costs. Cash provided from operations is believed to be sufficient to fund these increases.

          The Company has outstanding warrants with an exercise value of $750,000 which may provide the Company with additional working capital, but these warrants are presently "out of the market." See the heading "Warrants" of the caption "Description of Securities," Part 1, Item 8. Further, manufacturing costs of components are borne by the Company's subcontractors until products are delivered to CASI for testing and delivery to customers; as a result, any increased sales volume does not result in a corresponding increase in working capital.

          The foregoing contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors."

Results of Operations.
----------------------

          The Company had revenues of $3,642,948 during the calendar year ended December 31, 1999, as compared to revenues of $922,708 during the period February 13, 1998 (date of inception) through December 31, 1998; there were no operations in fiscal 1997, as CASI Texas was organized on February 13, 1998. During the calendar year ended December 31, 1999, 98% of the Company's revenues, or $3,572,639, were attributed to operations with Alcatel, as compared to 67% of revenues, or $619,000, during the prior period. The balance of these revenues were generated from sales to a variety of small customers and from the repair of existing Naked Mini Computers. In the 1999 calendar year, the Company's gross profit, before deduction of general and administrative expenses of $699,082, was $1,435,513; gross profit in the preceding period was $271,078, before deduction of general and administrative expenses of $260,344. Principal general and administrative expenses included payroll expenses ($257,202 and $106,901, respectively); contracted services ($245,925 and $84,711, respectively); and advertising ($20,931 and $15,115, respectively).

          The contracted services were for an outside engineer that helped design the system being sold to Alcatel, and the advertising expenses were paid to an outside product sales consultant. Both of these relationships have terminated and the Company does not expect to incur significant consultant expenses in the foreseeable future. Fees payable to the Thomas Register will be approximately $20,000 per year, starting in calendar year 2000.

          The Company also incurred research and development expenses of $214,945 during the period from inception on February 13, 1998, through December 31, 1998. The majority of these funds were spent for the system currently being sold to Alcatel, or software development to drive this system. This development has been completed and the Company did not incur any research and development expenses in the calendar year ended December 31, 1999.

          Management believes that its cash on hand will be sufficient to pay its income tax liabilities for the year.

Liquidity and Capital Resources.
--------------------------------

          As of December 31, 1999, the Company had cash assets of $178,321, compared with $16,079 at December 31, 1998. During the first six months of fiscal 1999, the Company raised $215,000 from the sale of Units consisting of common stock and warrants pursuant to Regulation D, Rule 504 of the Securities and Exchange Commission. See the caption "Recent Sales of Unregistered Securities," Part II, Item 5 of this Report.

          Management does not believe that SFAS No's 131 and 133 regarding segment reporting and derivatives, respectively, will have any impact on the Company's financial condition and operations.

Item 7.  Financial Statements.
         ---------------------

          Audited Financial Statements for the Years Ended December 31, 1999 and 1998

          Independent Auditors' Report

          Consolidated Balance Sheet

          Consolidated Statements of Operations

          Consolidated Statements of Stockholders' Equity

          Consolidated Statements of Cash Flows

          Notes to Financial Statements

              Report of Independent Certified Public Accountants

               COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
             (Formerly Intercontinental Strategic Minerals, Inc.)

                          December 31, 1999 and 1998

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
Computer Automation Systems, Inc.

We have audited the accompanying consolidated balance sheet of Computer Automation Systems, Inc., (a Nevada Corporation) (formerly Intercontinental Strategic Minerals, Inc.) and subsidiary, as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Automation Systems, Inc. and subsidiary as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                KING GRIFFIN & ADAMSON P.C.


  Dallas, Texas
  March 5, 2000

                        Mantyla McReynolds
5872 South 900 East, Suite 250 / Salt Lake City, Utah   84121 / Telephone
(801) 269-1818 / FACS (801) 266-3481



                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Computer Automation Systems, Inc.


We have audited the accompanying consolidated statements of operations, stockholders' equity/(deficit), and cash flows for the period from inception (February 13, 1998) through December 31, 1998 of Computer Automation Systems, Inc., formerly Computer Automation Systems, Inc., a Texas corporation. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the period from inception (February 13, 1998) through December 31, 1998, of Computer Automation Systems, Inc., in conformity with generally accepted accounting principles.


                                   /s/ Mantyla McReynolds
                                          ----------------------
                                   Mantyla McReynolds

Salt Lake City, Utah
July 10, 1999

                      COMPUTER AUTOMATION SYSTEMS, INC.
           (Formerly Intercontinental Strategic Minerals, Inc.)

                        CONSOLIDATED BALANCE SHEET
                            December 31, 1999


                                    ASSETS

CURRENT ASSETS
         Cash and cash equivalents                             $   178,321
   Accounts receivable (net of allowance for uncollectible
     accounts of $9,082)                                           908,693
   Other receivables                                                25,602
   Deferred tax asset                                                8,903
   Inventory                                                       168,168
         Total current assets                                    1,289,687

  Property and equipment at cost, less accumulated depreciation     36,930

         Total assets                                          $ 1,326,617


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable (includes $318,233 to a related party)     $   437,705
   Accrued liabilities                                              11,322
   Warranty reserve                                                 15,000
   Income taxes payable                                            232,871
         Total current liabilities                                 696,898

COMMITMENTS AND CONTINGENCIES (Note 7)

   Shareholders' equity
    Preferred stock - 5,000,000 shares authorized; $.001 par
     value; no shares issued or outstanding                            -
   Common stock - 15,000,000 shares authorized; $.001 par
     value; 8,369,334 shares issued and outstanding                  8,370
   Additional paid-in capital                                      313,097
   Retained earnings                                               308,252

         Total shareholders' equity                                629,719

         Total liabilities and shareholders' equity            $ 1,326,617

                      COMPUTER AUTOMATION SYSTEMS, INC.
             (Formerly Intercontinental Strategic Minerals, Inc.)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the year ended December 31, 1999 and the
       period February 13, 1998 (date of inception) to December 31, 1998


                                              Year ended       Period ended
                                          December 31, 1999  December 31, 1998


   Revenues                                $  3,642,948        $   922,708

   Cost of sales                              2,207,435            651,630

       Gross profit                           1,435,513            271,078

   General and administrative expenses          699,082            260,344

   Research and development expense                 -              214,945

   Earnings (loss) from operations before
   income taxes                                 736,431           (204,211)

  Income tax expense (benefit)

    Current                                     232,871                -
    Deferred                                     57,231            (66,134)
                                                290,102            (66,134)

       Net earnings (loss)                 $    446,329        $  (138,077)

  Earnings (loss) per common share - basic
  and diluted                              $        .05        $      (.02)

  Weighted average shares outstanding -
  basic and diluted                           8,224,854          7,180,124


                      COMPUTER AUTOMATION SYSTEMS, INC.
             (Formerly Intercontinental Strategic Minerals, Inc.)

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
             For the year ended December 31, 1999 and the period
          February 13, 1998 (date of inception) to December 31, 1998

                                                         Retained
                                             Additional  Earnings/
                             Common Stock      Paid-in  (Accumulated
                            Shares   Amount    Capital    Deficit)     Total

  Balances at February
  13, 1998                  1,412,500 $ 1,412   $ 106,738 $(108,150)$     -

   Issuance of common stock
   and recapitalization in
   reverse acquisition
   transaction              6,400,000   6,400    (113,550)  108,150     1,000

   Common stock issued for
   cash                       187,500     188      99,812       -     100,000

   Net loss for the period        -       -           -    (138,077) (138,077)

  Balances at December 31,
  1998                      8,000,000   8,000      93,000  (138,077)  (37,077)

   Common stock issued for    333,334     334     214,133       -     214,467
   cash
   Stock issued for services   36,000      36       5,964       -       6,000

   Net earnings for the year      -       -           -     446,329   446,329

  Balances at December 31,
  1999                      8,369,334 $ 8,370   $ 313,097 $ 308,252  $629,719


                      COMPUTER AUTOMATION SYSTEMS, INC.
             (Formerly Intercontinental Strategic Minerals, Inc.)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the year ended December 31, 1999 and the period
          February 13, 1998 (date of inception) to December 31, 1998


                                              Year ended       Period ended
                                          December 31, 1999  December 31, 1998

Cash flows from operating activities
  Net earnings (loss)                               $  446,329    $  (138,077)
  Adjustments to reconcile net earnings (loss)
  to net cash used in operating activities:
    Depreciation and amortization                       19,814          9,219
    Deferred taxes                                      57,231        (66,134)
    Bad debt expense                                     4,599         11,997
       Stock issued for services                         6,000            -
       Changes in operating assets and
       liabilities:
            Accounts receivable                       (701,245)      (224,044)
            Inventory                                 (159,320)        (8,848)
            Other receivables                          (21,409)        (4,193)
            Other assets                                 2,944         (2,944)
            Accounts payable                           114,044        323,661
            Other liabilities                          (18,313)        29,635
            Warranty reserve                            15,000            -
            Income taxes payable                       232,871            -
               Net cash used in operating activities    (1,455)       (69,728)

Cash flows used in investing activities
  Capital expenditures                                  (9,640)       (56,323)
               Net cash used in investing activities    (9,640)       (56,323)

Cash flows provided by financing activities
  Proceeds from issuance of stock                      214,467        101,000
  Payments on loan from shareholder                    (41,130)       (40,354)
  Proceeds on loan from shareholder                        -           81,484
               Net cash provided by financing
               activities                              173,337        142,130

Net increase in cash                                   162,242         16,079

Cash, beginning of period                               16,079            -

Cash, end of period                                 $  178,321    $    16,079

Supplemental disclosures for cash flow information:
  Cash paid for interest                            $       28    $       -
  Cash paid for income taxes                        $      -      $       -


                      COMPUTER AUTOMATION SYSTEMS, INC.
             (Formerly Intercontinental Strategic Minerals, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

Intercontinental Strategic Minerals, Inc. ("ISM" "CASI" or the "Company") was incorporated in the State of Utah on July 16, 1981. The Company was formed for the primary purpose of acquiring and investing in mining properties. The Company was not successful in its endeavors and ceased operations in or before 1983 when all assets and liabilities were liquidated. The Company was then dormant until it merged with and became Intercontinental Strategic Minerals, Inc., a Nevada corporation formed for the purpose of changing the domicile to Nevada, in March, 1998. On July 28, 1998 the Company acquired all of the outstanding common stock of Computer Automation Systems, Inc. ("CASI-Texas"), pursuant to an Agreement and Plan of Reorganization. CASI-Texas is a Texas corporation incorporated on February 13, 1998 for the purpose of designing and manufacturing custom rack mount and industrial computer applications for the telecom and other high tech industries. Subsequent to the Agreement and Plan of Reorganization, the name of Intercontinental Strategic Minerals, Inc. was changed to Computer Automation Systems, Inc.

Pursuant to The Agreement and Plan of Reorganization, ISM issued 6,400,000 shares of ISM common stock to CASI-Texas' shareholders for all of the outstanding common stock of CASI-Texas. At the time of said issuance, ISM had 1,600,000 shares outstanding. Immediately after this issuance, CASI-Texas' shareholders owned 6,400,000 of the total outstanding of 8,000,000 shares, or 80%. For accounting purposes, the acquisition of CASI-Texas by ISM was accounted for as a recapitalization of CASI-Texas with CASI-Texas as the acquirer (a reverse acquisition) whereby CASI-Texas is considered to have issued 1,600,000 common shares for the net monetary assets of ISM. Accordingly, the financial statements prior to the reverse acquisition date included herein are those of CASI-Texas. ISM had a book value equal to its cash value, $100,000, at the date of the reverse acquisition.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Inventory
---------

Inventory consists of component parts and finished goods valued at the lower of cost or market (net realizable value) using the first-in, first-out (FIFO) method.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided using the double-declining balance method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.

                      COMPUTER AUTOMATION SYSTEMS, INC.
             (Formerly Intercontinental Strategic Minerals, Inc.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income Taxes
------------

The Company recognizes deferred tax assets or liabilities computed based on the difference between the financial statements and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

Revenue Recognition
-------------------

Revenue is recognized when earned. For products which the Company designs and engineers or manufactures, revenue is recognized when products are shipped. Revenue is recognized for services such as custom design, configuration, and programming, when provided to customers.

Warranty Reserve
----------------

The Company provides a reserve for warranty expense for estimated costs to be incurred on items sold.

Earnings (Loss) Per Common Share
--------------------------------

Basic earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during each period presented. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares, consisting of stock options and warrants, had been issued. Common stock equivalents were not included in the computation of diluted earnings per share for 1999 because their inclusion is antidilutive. There were no outstanding common stock equivalents in 1998.

Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

The fair values of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values.

Stock-based Compensation
------------------------

The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations and to apply Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock- Based Compensation, on a disclosure basis only.

                      COMPUTER AUTOMATION SYSTEMS, INC.
             (Formerly Intercontinental Strategic Minerals, Inc.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 199 and 1998


NOTE 2 - INVENTORY

Principal components of inventory at December 31, 1999 are as follows:

  Component parts                  $      121,963
  Completed units                          46,205
                                   $      168,168


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 1999 is summarized as follows:


                                         December 31,    Depreciable
                                             1999        Life (years)

  Testing & Manufacturing Equipment      $   51,572        5 to 7
  Office Equipment                           14,391        5 to 7
                                             65,963
  Less accumulated depreciation             (29,033)
                                         $   36,930


Depreciation expense was $19,814 and $9,219 for the years ended December 31, 1999 and 1998, respectively.


NOTE 4 - INCOME TAXES

Deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities at December 31, 1999 are as follows:


  Deferred tax assets
   Accounts receivable             $      3,358
   Warranty reserve                       5,545
      Deferred tax asset           $      8,903


Deferred tax assets are included in the balance sheet at December 31, 1999 as follows:


  Current deferred tax asset       $      8,903

                      COMPUTER AUTOMATION SYSTEMS, INC.
             (Formerly Intercontinental Strategic Minerals, Inc.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 4 - INCOME TAXES (Continued)

The provision for income taxes consists of the following:

                                      Year ended       Period ended
                                   December 31, 1999  December 31, 1998
  Federal
   Current                         $    204,526         $        -
   Deferred                              50,265              (66,134)

  State
   Current                               28,345                  -
   Deferred                               6,966                  -
                                   $    290,102         $     66,134


A reconciliation of income tax expense (benefit) using the statutory federal income tax rate of 34% to the actual income tax expense is as follows:


                                      Year ended       Period ended
                                   December 31, 1999  December 31, 1998

  Federal tax expense (benefit)
  at statutory rate                $    250,387         $    (69,432)
  State tax net of federal benefit       18,708               (6,065)
  Adjustment of prior year deferred
  tax estimates                          19,347                  -
  Other                                   1,660                9,363
                                   $    290,102         $    (66,134)


NOTE 5 - RELATED-PARTY TRANSACTIONS

The Company has a Cooperation Agreement with an entity controlled by a director and shareholder of the Company. The agreement provides for sharing complimentary resources in the engineering, manufacturing, and support of industrial computers. Substantially all product production is provided for under this agreement. Pricing is negotiated with each order as submitted. The related party payable as of December 31, 1999 was $318,233. The Company also leases its facilities from this entity on a month-to-month basis at $1,505 per month. Total rent expense for 1999 and 1998 was $18,060 and $6,020, respectively.

In 1998, a shareholder advanced funds totaling $81,484 to the Company during the year for the purchase of testing equipment and for payment of certain operating expenses. Advanced funds were repaid by the Company periodically during 1998 and 1999. The balance due to this shareholder was paid in full as of December 31, 1999.

In 1999, the Company advanced funds to the Company's president. The balance due from this individual as of December 31, 1999 was $9,032. This amount is included with other receivables on the balance sheet.

                      COMPUTER AUTOMATION SYSTEMS, INC.
             (Formerly Intercontinental Strategic Minerals, Inc.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE 6 - CAPITAL

The Company's capital structure consists of 15,000,000 shares of authorized common voting stock having a par value of $.001 per share, and 5,000,000 authorized preferred shares having a par value of $.001 per share. Prior to reorganization, ISM had 1,412,500 shares of common stock issued and outstanding. Immediately preceding the reorganization, ISM issued 187,500 unregistered shares to four consultants for $100,000 cash, resulting in 1,600,000 shares of common stock outstanding in ISM at the time of reorganization. Pursuant to the reorganization, 6,400,000 common shares were issued to officers and directors of CASI-Texas for 100% of the previously outstanding securities of CASI-Texas (See Note 1), bringing total issued and outstanding common stock to 8,000,000 shares as of December 31, 1998.

During 1999 the Company issued 333,334 shares of common stock for approximately $215,000, pursuant to a Regulation 504D offering. The Company also issued to the purchasers of the common stock, warrants to acquire an aggregate of 750,000 shares of common stock at an exercise price of $1.00 per share. These warrants vest immediately and expire one year from the date of issuance. As of December 31, 1999 no warrants had been exercised.


NOTE 7 - OFFICE LEASE

In 1998 the Company entered into an operating lease with a related party for its facilities. The lease agreement provides for rent of $1,505 to be paid on a month-to-month basis. Total rent expense for 1999 and 1998 on this facility was $18,060 and $6,020, respectively.

Additionally, the Company leases certain equipment under noncancelable operating leases. The future minimum rental commitments under the leases are as follows:

      Year ending December 31,
         2000                              $   18,155
         2001                                  11,155
         2002                                  10,995
         2003 and thereafter                      -
         Total                             $   40,305


Total rent expense incurred for 1999 and 1998 was $23,660 and $6,020, respectively.


NOTE 8 - SIGNIFICANT CONCENTRATION OF BUSINESS RISK

Approximately 98% and 67% of revenues in 1999 and 1998, respectively, was from a single customer. Accounts receivable related to this customer was approximately $895,000 at December 31, 1999. Accordingly, in the event that this customer decreases or ceases its activities with the Company, the Company's results of operations and financial condition would be significantly affected.

                      COMPUTER AUTOMATION SYSTEMS, INC.
             (Formerly Intercontinental Strategic Minerals, Inc.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1999 and 1998


NOTE 8 - SIGNIFICANT CONCENTRATION OF BUSINESS RISK (Continued)

Substantially all of the Company's production is provided by an entity controlled by a director and shareholder under a Cooperation Agreement. Accordingly, in the event that this entity cannot provide this production or cannot meet the capacity needs of the Company, the Company's ability to meet its customers' delivery needs may be affected and this effect could be significant.

The Company maintains cash balances at high credit quality banks which may, at times, exceed federally insured limits.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          There were no changes in the Company's principal independent accountants during the two fiscal years ended December 31, 1999, and 1998.

          On February 28, 2000, which is subsequent to the period covered by this Report, the Company's Board of Directors unanimously resolved to dismiss Mantyla McReynolds, Certified Public Accountants, of Salt Lake City, Utah, which had audited its financial statements for the calendar years ended December 31, 1998, and 1997, and to engage King Griffin & Adamson P.C., Certified Public Accountants, of Dallas, Texas, to audit its financial statements for the calendar year ended December 31, 1999. This change in accountants was disclosed in a Current Report on Form 8-K, dated February 28, 2000, which was filed with the Securities and Exchange Commission on March 2, 2000, and which is incorporated herein by reference. See the Exhibit Index,
Part III, Item 13 of this Report.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

         The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                  Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------


Michael E. Cherry     President     7/28/98           *
                      Director      7/28/98           *
                      CEO          10/22/99           *

William T. Criswell   Chairman     10/22/99           *
                      of the
                      Board

Connie Cherry         Secretary    10/22/99           *
                      Director     10/22/99           *

Chris Poinsatte       CFO          10/22/99           *
                      Director     10/22/99           *

Sylvia McCollum       Director     10/22/99           *

Frank Neukomm         Director     10/22/99           *

James R. Twedt        Secretary     7/28/98        10/22/99
                      Treasurer     7/28/98        10/22/99
                      Director      7/28/98        10/22/99

James T. Williams     Director      7/28/98        10/22/99


          * These persons presently serve in the capacities indicated.


Business Experience.
--------------------

         Michael E. Cherry, Chief Executive Officer, President and Director. Mr. Cherry is 44 years of age. During the previous five years, Mr. Cherry was Vice President of Cytec Corporation where he was responsible for introducing Cytec Corporation into the industrial computer marketplace. He was also responsible for sales and marketing, administration and operations. He was the President and a Director of CASI Texas from February, 1998, prior to its acquisition by the Company pursuant to the CASI Texas Plan.

         William T. Criswell, Chairman of the Board. Mr. Criswell, age 78, is a graduate of the University of Miami. Starting in Brazil in 1946, he was manager of Northern Brazil for the Winthrop Company. He later worked for IBM and AM Corporations in Brazil and Venezuela. In 1953, Mr. Criswell entered the insurance field as founder of the first health insurance program in Latin America. He entered the development business in 1960 and for the next 18 years developed and constructed numerous projects in Central America. In 1978, Mr. Criswell came to Dallas to form the Criswell Development Company with his son. He retired from the Criswell Development Company and did not return to the development business until 1992. At that time, he formed Dorchester International, Inc., a company devoted to pursuing resort developments in Mexico and the Caribbean. Mr. Criswell is currently Director of Development and Senior Vice President of Golfcraft Corporation, where he is primarily responsible for identifying municipality development opportunities and supervision of golf center developments. Mr. Criswell also serves on the Dallas Area Rapid Transit Board of Directors.

         Connie Cherry, Secretary and Director. Ms. Cherry, age 45, received a B.S. Degree in Health and Physical Education from Penn State. After her graduation, she worked for approximately five years as a surgical periodontal assistant in Dallas, Texas. She then worked as an insurance salesperson form MONY - Mutual of New York for three years. From 1981 to 1986, Ms. Cherry was sales manager for Cosmopolitan Lady Health Clubs in Dallas, Texas. She spent the next three years working in sales for Multi Market Media, which pioneered the "1-800 Dentist" national dental referral program. From 1989 through 1992, Ms. Cherry worked for Professional TV Productions, where she wrote, produced and sold TV commercials for clients such as attorneys, chiropractors, veterinarians and jewelers. From 1992 to 1995, she wrote, produced and sold TV commercials for TM Century Productions. Since then, she has been employed as Advertising Sales & Sales Manager for Power Media Group, dba "Texas Technology Magazine."

         Chris Poinsatte, Chief Financial Officer and Director. Mr. Poinsatte, age 42, is the Chief Financial Officer of Dallas Area Rapid Transit ("DART"), a $2 billion transportation agency in Dallas, Texas. Mr. Poinsatte has been at DART since 1987, and is currently responsible for the accounting, investment, debt issuance, budgeting, financial planning, strategic planning, information systems, total quality management and business process reengineering functions. Before his employment at DART, Mr. Poinsatte was Chief Financial Officer at Home Financing Specialists, Inc.; Vice President of Operations of Associates Financial Express, Inc.; Controller at Associates Corporation Diversified Services, Inc.; and Senior Auditor at Arthur Andersen, LLP. He graduated from the University of Notre Dame with a B.A. in accounting and is a Certified Public Accountant in Texas. Mr. Poinsatte also serves as the Chair of the American Public Transit Association's Financial Management Committee and is a founding member and Chair of the Transit Finance Learning Exchange.

         Sylvia McCollum, Director. Ms. McCollum is 58 years of age. She has been the President of Control Manufacturing Co., Inc., of Plano, Texas, since 1977. Control Manufacturing is an electronics subcontractor that assembles and delivers product for the Company. Prior to her involvement with Control Manufacturing, Ms. McCollum was Director of Materials for International Computer Products, Inc., a company specializing in peripherals for the computer industry.

         Frank Neukomm, Director. Mr. Neukomm, age 50, has been President of FirstChoice Communications, Inc., since 1994. FirstChoice provides investment banking services to the telecommunications and high-tech industries. Mr. Neukomm has been in the telecommunications business for over 20 years and is a former marketing executive of Southwestern Bell.

Significant Employees.
----------------------

        The Company has no significant employees who are not executive officers.

Family Relationships.
---------------------

         Michael Cherry and Connie Cherry are husband and wife. Other than this relationship, there are no family relationships among the directors or executive officers of the Company.

Involvement in Certain Legal Proceedings.
-----------------------------------------

         During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

            (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

            (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

            (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

            (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          Each of the Company's directors and executive officers filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on or about April 13, 2000. To the best knowledge of management, all reports required to be filed by members of management under
Section 16(a) of the 1934 Act have been filed.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
Michael E.
Cherry,     12/31/98 $44,000  0     0     0      0    0   0
CEO, Pres.  12/31/99 $104,000 0     0    (2)     0    0   0
Director              (1)

William T.  12/31/98    0     0     0     0      0    0   0
Criswell,   12/31/99   (1)    0     0    (2)     0    0   0
Chairman

Connie      12/31/98    0     0     0     0      0    0   0
Cherry,     12/31/99    0     0     0    (2)     0    0   0
Secretary
and Director

Chris       12/31/98    0     0     0     0      0    0   0
Poinsatte,  12/31/99    0     0     0    (2)(3)  0    0   0
CFO and
Director

Sylvia      12/31/98    0     0     0     0      0    0   0
McCollum,   12/31/99    0     0     0    (2)     0    0   0
Director

Frank       12/31/98    0     0     0     0      0    0   0
Neukomm,    12/31/99    0     0     0   24,000   0    0   0
Director                                (2) (4)

James R.
Twedt,      12/31/98    0     0     0     0      0     0   $6,941
Former      12/31/99    0     0     0   12,000   0     0   0
Sec/Treas/
Director

James T.
Williams    12/31/98    0     0     0     0      0     0   0
Former      12/31/99    0     0     0     0      0     0   0
Director


          (1) On October 22, 1999, the Company's Board of Directors resolved to increase Mr. Cherry's salary to $100,000 per year and to pay Mr. Criswell a salary of $36,000 per year.

          (2) On October 22, the Company's Board of Directors resolved to issue each director 12,000 "unregistered" and "restricted" shares of the Company's common stock for each year of service to the Company, commencing on the date of the resolution. The stock may be issued to a director at anytime during the year at the directors request. As of December 31, 1999, only Frank Neukomm and James Twedt had elected to have their 12,000 shares issued. See the heading "Compensation of Directors," below.

          (3) On March 6, 2000, the Company's Board of Directors resolved to create an audit committee, on which Mr. Poinsatte and Mr. Neukomm will serve in consideration of the payment of 1,000 "unregistered" and "restricted" shares of the Company's common stock to each member for each audit committee meeting attended. See the heading "Compensation of Directors," below.

          (4) On December 30, 1999, Mr. Frank Neukomm was issued 12,000 "unregistered" and "restricted" shares of the Company's common stock as compensation for performing consulting services related to the Company's 1998
audit and Form 10-SB filing for the Company during 1999.   See the heading
"Compensation of Directors," below.

          Except as set forth above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 1999, and 1998. Further, no member of the Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

          On October 22, the Company's Board of Directors resolved to issue each director 12,000 "unregistered" and "restricted" shares of the Company's common stock for each year of service to the Company, commencing on the date of the resolution. The stock may be issued to each director at anytime during the year at the director's request. As of December 31, 1999, only Frank Neukomm and James Twedt had elected to have their 12,000 shares issued.

          On March 6, 2000, the Company's Board of Directors resolved to create an audit committee with Mr. Poinsatte as the chair. It was also moved that Frank Neukomm would serve on the committee and that Mr. Derek Wirgau would serve as the outside independent audit committee member. The Board further resolved to issue 1,000 "unregistered" and "restricted" shares of the Company's common stock to each member for each audit committee meeting attended.

          In December, 1999, Mr. Frank Neukomm was issued 12,000
"unregistered" and "restricted" shares of the Company's common stock as compensation for performing consulting services related to the Company's 1998 audit and Form 10-B filing for the Company during 1999.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

         There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Bonuses and Deferred Compensation
---------------------------------

          None.

Compensation Pursuant to Plans
------------------------------

          None.

Pension Table
-------------

          None; not applicable.

Other Compensation
------------------

          None.

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

          None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

         The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date of this Report, assuming 8,393,334 shares are outstanding:


                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------


Michael E. Cherry          4,203,000 (1)            50.1%
1825 E. Plano Parkway
Suite 200
Plano, Texas 75074

Sandra Cobb                  912,000                10.9%
1825 E. Plano Parkway
Suite 200
Plano, Texas 75074

Sylvia McCollum              912,000                10.9%
1825 E. Plano Parkway
Suite 200
Plano, Texas 75074


  TOTAL                    6,027,000                71.8%


          (1) A total of 60,000 of these shares are held in the names of Mr. Cherry's minor children.

Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report, assuming 8,393,334 shares are outstanding:

                          Number of Shares       Percentage of
Name and Address          Beneficially Owned         of Class
----------------          ------------------      -------------
[S]                        [C]                    [C]
Michael E. Cherry          4,203,000 (1)               50.1%
1825 E. Plano Parkway
Suite 200
Plano, Texas 75074

William T. Criswell           -0-                        -0-
2756 Fairwood Avenue
Carrollton, Texas 75006

Connie Cherry                 -0- (2)                    -0-
815 Autumn Ridge Drive
McKinney, Texas 75070

Chris Poinsatte               -0-                        -0-
3924 Peter Pan
Dallas, Texas 75229

Sylvia McCollum              912,000                    10.9%
1825 E. Plano Parkway
Suite 200
Plano, Texas 75074

Frank Neukomm                145,401                     1.7%
6601 Kirby Drive
Suite 600
Houston, Texas 77005

  TOTALS                   5,260,401                    62.7%

     (1) A total of 60,000 of these shares are held in the names of Mr. Cherry's minor children.

     (2) Michael E. Cherry and Connie Cherry are husband and wife. As a result, all shares beneficially owned by Mr. Cherry may also be deemed to be beneficially owned by Ms. Cherry.

Changes in Control.
-------------------

         There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company and any director, executive officer, five percent stockholder or associate of any of these persons, except the CASI Texas Plan (see Part I, Item 1 of this Report) and the lease of the Company's principal executive offices (see Part I, Item 2).

Parents of the Issuer.
----------------------

          The Company has no parents, except to the extent that directors and executive officers may be deemed to be parents by virtue of collective ownership of a majority of issued and outstanding shares.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.
--------------------

          Current Report on Form 8-K, dated February 28, 2000, previously filed with the Securities and Exchange Commission.

Exhibits*

          (i)

          Registration Statement on Form 10-SB, as amended, previously filed with the Securities and Exchange Commission**.


       Initial Articles of Incorporation filed in the State of Utah.**

       Initial Articles of Incorporation filed in the State of Nevada.**

       Articles of Merger to change the Company's domicile filed in the State of Utah and Nevada and effecting a one for 20 reverse split of the outstanding securities of the Company.**

       Certificate of Amendment changing the name of the Company to "Computer Automation Systems, Inc." in the State of Nevada.**

       By-Laws**

       Agreement and Plan of Reorganization with CASI Texas, with exhibits.**

       Purchase Agreement with Alcatel Network Systems, Inc., with attachments**

       Calculation of Weighted Average Shares**

       Subsidiaries**

       Financial Data Schedule.**

          (ii)

Exhibit
Number               Description
------               -----------

 27       Financial Data Schedule


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.



                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMPUTER AUTOMATION SYSTEMS, INC.


Date: 4-11-00                            By /s/ Michael E. Cherry
     -----------                            -------------------------
                                            Michael E. Cherry, Chief
                                            Executive Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Date: 4-11-00                             By /s/ Michael E. Cherry
     -----------                            -------------------------
                                            Michael E. Cherry, Chief
                                            Executive Officer and Director


Date: 4/11/00                            By /s/ William T. Criswell
     ------------                           ------------------------
                                            William T. Criswell, Director


Date: 4/11/00                            By /s/ Chris Poinsatte
     ------------                           ------------------------
                                            Chris Poinsatte, Director and
                                            Chief Financial Officer


Date: 11 Apr. 00                         By /s/ Frank Neukomm
     ------------                           ------------------------
                                            Frank Neukomm, Director


Date: 4-11-00                            By /s/ Sylvia McCollum
     ------------                           ------------------------
                                            Sylvia McCollum, Director


Date: 4-11-00                            By /s/ Connie Cherry
     ------------                           ------------------------
                                            Connie Cherry, Director