Form 10QSB
period 2000-03-31
COMPUTER AUTOMATION SYSTEMS INC
filed 2000-05-15
CIK 1085069

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from                 to             .
                                                ------------    ------------

                        Commission File Number 000-27419
                                              -----------

                        COMPUTER AUTOMATION SYSTEMS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                     Nevada                                           75-2749166
--------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)


                              1825 E. Plano Parkway
                                    Suite 200
                               Plano, Texas 75074
                     --------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number  (972) 578-3128
                           --------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,369,334.
                                           ---------

Transitional Small Business Disclosure Format (check one) Yes [ ]    No [X]

                        COMPUTER AUTOMATION SYSTEMS, INC.

                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements........................................1

         Item 2.  Plan of Operation...........................................6

         Item 3.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition..........................8

         Item 4.  Cautionary Statement........................................9

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................9

         Item 2.  Changes in Securities......................................10

         Item 3.  Defaults Upon Senior Securities............................10

         Item 4.  Submission of Matters to a Vote of Securities Holders......10

         Item 5.  Other Information..........................................10

         Item 6.  Exhibits and Reports on Form 8-K...........................10

SIGNATURES...................................................................10

               COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                                     INDEX

Consolidated Balance Sheets at March 31, 2000 (unaudited) and
December 31, 1999                                                            2

Consolidated Statements of Operations (unaudited) for the three months
ended March 31, 2000 and 1999                                                3

Consolidated Statements of Cash Flows (unaudited) for the three months
ended March 31, 2000 and 1999                                                4

Notes to Interim Consolidated Financial Statements                           5

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
               At March 31, 2000 (unaudited) and December 31, 1999


                                     ASSETS

                                                               March 31,   December 31,
                                                                 2000         1999
                                                              ----------   -----------
Current assets:
   Cash and cash equivalents                                 $   86,558   $  178,321
   Accounts receivable (net of allowance for uncollectible
      accounts of $9,082 at March 31, 2000 and
      December 31, 1999)                                         526,979      908,693
   Other receivables                                             39,525       25,602
   Deferred tax asset                                              8,903        8,903
   Inventory                                                     127,142      168,168
                                                              ----------   ----------

Total current assets                                          $  789,107   $1,289,687

Property and equipment                                            43,438       36,930
                                                              ----------   ----------


TOTAL ASSETS                                                  $  832,545   $1,326,617
                                                              ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable (includes $148,526 and $318,233
      to a related party at March 31, 2000 and
      December 31, 1999, respectively)                        $  216,775   $  437,705
   Accrued liabilities                                               108       11,322
   Warranty reserve                                               15,000       15,000
   Income taxes payable                                           21,715      232,871
                                                              ----------   ----------


Total current liabilities                                     $  253,598   $  696,898

Shareholders' equity
  Preferred stock -- 5,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                       --           --
  Common stock -- 15,000,000 shares authorized, $.001 par
     value; 8,369,334 shares issued and outstanding                8,370        8,370
  Additional paid-in capital                                     313,097      313,097
  Retained earnings                                              257,480      308,252
                                                              ----------   ----------

Total shareholders' equity                                       578,947      629,719
                                                              ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  832,545   $1,326,617
                                                              ==========   ==========


             See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          For the three months ended March 31, 2000 and March 31, 1999

                                                  2000           1999
                                              -----------    -----------
Revenues                                      $   382,489    $   356,920

Cost of sales                                     260,694        216,258
                                              -----------    -----------

Gross profit                                      121,795        140,662

General and administrative expenses               141,748        128,156

Research and development expenses                  57,670             --
                                              -----------    -----------

Operating income (loss)                           (77,623)        12,506

Other income (expenses)                               695           (269)
                                              -----------    -----------

Net income (loss) before income taxes             (76,928)        12,237

Income tax expense (benefit)                      (26,156)         4,161
                                              -----------    -----------

Net income (loss)                             $   (50,772)   $     8,076
                                              ===========    ===========

Income (loss) per share - basic and diluted         (.006)          .001

Weighted average shares outstanding - basic
   and diluted                                  8,369,334      8,000,000
                                              ===========    ===========


             See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the three months ended March 31, 2000 and 1999


                                                       2000          1999
                                                     ----------   ---------
Cash flows from operating activities
   Net income (loss)                                 $ (50,772)   $   8,076
Adjustments to reconcile net income (loss) to cash
   used in operating activities:
   Depreciation and amortization                         5,400        4,621
Changes in operating assets and liabilities:
   Accounts receivable                                 381,714       75,900
   Inventory                                            41,026     (105,307)
   Other receivables                                   (13,923)     (10,433)
   Income taxes                                       (211,156)       4,161
   Accounts payable                                   (220,930)     (83,861)
   Accrued liabilities                                 (11,214)     (13,291)
                                                     ---------    ---------

       Net cash used in operating activities           (79,855)    (120,134)

Cash flows from investing activities
   Capital expenditures                                (11,908)      (2,553)
                                                     ---------    ---------

       Net cash used in investing activities           (11,908)      (2,553)

Cash flows from financing activities
   Payments on loan from shareholder                        --       (5,709)
   Proceeds from issuance of stock                          --      130,001
                                                     ---------    ---------

Net cash provided by financing activities                   --      124,292
                                                     ---------    ---------

Net increase (decrease) in cash                      $ (91,763)   $   1,605

Cash and cash equivalents, beginning of period         178,321       16,079
                                                     ---------    ---------

Cash and cash equivalents, end of period             $  86,558    $  17,684
                                                     =========    =========


Supplemental disclosures of cash flow information:

   Cash paid for income taxes                        $ 185,000    $      --
                                                     =========    =========


             See notes to interim consolidated financial statements.

1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements of Computer Automation Systems, Inc. and Subsidiary (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 and the period February 13, 1998 (date of inception) to December 31, 1998. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended March 31, 2000 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated.

2.       CONCENTRATIONS OF OPERATIONS

The Company manufactures industrial and commercial computers primarily for one customer. This customer accounted for approximately 95% of the Company's total revenues for the three months ended March 31, 2000.

3.       EARNINGS PER COMMON SHARE

Earnings per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Accordingly, basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the year. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation for the three month period ended March 31, 2000 because their inclusion is antidilutive. There were no outstanding common stock equivalents for the three month period ended March 31, 1999.

The following table provides reconciliation between basic and diluted earnings per share:

                                                       Three months ended
                                                             March 31
                                                   --------------------------
                                                      2000            1999
                                                      ----            ----
Net income (loss)                                  $   (50,772)   $     8,076

Weighted average number of shares outstanding
     Basic                                           8,369,334      8,000,000
     Dilutive effect of common stock equivalents            --             --
                                                   -----------    -----------
     Diluted                                         8,369,334      8,000,000

Earnings (loss) per share, basic and diluted       $     (.006)   $      .001
                                                   ===========    ===========


             See notes to interim consolidated financial statements.

PLAN OF OPERATION.

Computer Automated Systems, Inc. ("CASI" or the "Company") designs and manufactures industrial and customer specific rack-mount computer systems for the telecommunications and other industries. The Company uses in-house engineering to provide quick, customized, and innovative responses to customer specifications and requirements. The Company specializes in the development of National Equipment Building Standards ("NEBS") certified, Sun and Intel microprocessor-based, fault-tolerant systems for the telecommunications industry. NEBS is a telecommunication industry design standard for manufacturing telephone applications equipment.

The Company is co-located with its business partner, Control Manufacturing Co, Inc. (CMI), a contract assembly and manufacturing facility, within the telecom corridor in Plano, TX. CMI sources the materials, assembles the hardware, and delivers the product to CASI for software installation and testing prior to delivery to the customer. CMI bares the cost of the materials until the product is delivered to CASI for testing and final delivery to the customer.

Alcatel, a subsidiary of a diversified French telecommunications manufacturer, Alcatel, S.A., is CASI's largest customer. It represented approximately 98% of CASI's sales for the year ending December 31, 1999 and 95% of sales in the first quarter of 2000. The Company will continue to concentrate on satisfying the demands of Alcatel over the coming year; however, it also plans to expand both its product line and customer base for similar and ancillary applications.

Although the Company expects that sales of existing systems to Alcatel in 2000 will be near the same levels as in 1999, it anticipates that total revenues will increase from sales of its new NEBS-400(TM) product line and its new commercial line of LINUX "1U" rackmount chassis for internet service providers. Management expects that the Company's upgraded web site and advertising in national trade publications will also have a positive impact on revenues in 2000.

CASI provides Alcatel with a NEBS-certified, custom-designed, Sun
"UltraSPARC(TM)," computer system that interfaces with telecommunications network switch controllers. All telecommunications traffic is routed through one or more switch controllers. A "switch" is a telephone or Internet (voice or data or both) device which is integral to the delivery of the message from point of origin to destination.

On July 1, 1999, the Company and Alcatel entered into a Purchase Agreement under which Alcatel agreed to buy UltraSPARC(TM) systems from CASI through December 31, 2002. Alcatel provides CASI with a production forecast of planned orders based upon Alcatel's projected sales forecast. Based upon Alcatel's estimates, Management does not expect any decline in UltraSPARC(TM) shipments to Alcatel for the calendar 2000. The Company projects that gross profit for this system will decrease marginally during calendar year 2000 due to system enhancements that are not expected to be passed-on to Alcatel through higher prices.

 CASI plans to increase its research and development expenditures for new product development over the coming year. The Company did not incur research and development costs in 1999 because it was focused on selling products designed the prior year. CASI's research and development expenditures of $215,000 in 1998 has yielded over $4 million in sales. The Company projects that it will invest between $450,000 and $600,000 during calendar year 2000 for research and development costs. Most of this balance will be spent for research, development, and testing of CASI's new NEBS-400(TM) product line. CASI recently received trademark approval of its NEBS-400(TM) product line. This new "off-the-shelf" product will be quality tested and certified to meet National Equipment Building Standards. The Company will market this product line to Alcatel and other telecommunications companies. CASI also plans to introduce a series of NEBS-400(TM) products over the next twelve months including a Sun multi-processor system, two Sun single-processor systems, and a family of Intel products.

CASI is also designing a commercial line of compact-rackmount "1U" chassis which are 1.75 inches tall for internet service providers (ISPs). These low-profile Sun and Intel servers will provide an inexpensive gateway for ISPs and support Windows NT(TM), Sun Solaris(TM), and LINUX operating systems.

The upgrade of CASI's web site, www.casi1.com (the "1" in "casi1" is the number one), was completed in February 2000. The web page includes a complete listing of product offerings for commercial and telecommunications applications, as well as interactive e-commerce features including automated sales inquiries, selectable system configurations, and requests for quotations. The Company expects to obtain leads regarding prospective new customers as well as gain direct sales from the web page.

Sales volume increases are not anticipated to have a negative impact on CASI's working capital because CASI has an agreement with CMI who bears the cost of parts and manufacturing until products are transferred to CASI for testing and final delivery to the customer. Although the Company believes that cash provided from operations will be sufficient to fund increased sales volume and new research and development costs, it plans to pursue a working capital line of credit with a bank over the summer to ensure that new product development remains on schedule.

In addition, the Company may receive working capital from the sale of outstanding stock warrants that have an exercise value of $750,000. These warrants, which are presently "out of the market," are exercisable through July 5, 2000. The Company expects that CASI's common stock will begin to trade on the NASDAQ bulletin board during the second quarter of calendar 2000, once the Company's Form 10-SB is approved by the SEC. Presently, the stock is listed on the "pink sheets."

Although the Company is reviewing strategic acquisitions and business partnerships to improve its position in the marketplace, there are no major acquisitions planned at this time.

The Company has four employees. CASI uses subcontractors for most of its engineering and manufacturing services. It also contracts-out most of its legal, marketing, and administrative functions. The Company plans to add personnel (through either direct hire or subcontract) in engineering, sales and sales support, and finance and administration over the next twelve months once new product development is complete.

On April 11, 2000, the Board unanimously approved the addition of Ms. Sandra Cobb to the Board of Directors. Ms. Cobb has been co-owner of Control Manufacturing, Inc. (CMI) since 1977. CMI is an electronics subcontractor that assembles and delivers product for the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The first quarter of each year is traditionally a "slow" quarter for sales for suppliers in this industry due to a slow-down of orders in the fourth quarter of the calendar year by telecommunications companies. For example in 1999, first quarter sales were only 9.8% of total annual sales. Sales orders typically accelerate in the spring and summer increasing deliveries in the third and fourth quarters of the year.

The Company had revenues of $382,489 and a gross profit margin of $121,795 (31.8%) for the three months ended March 31, 2000 as compared to revenues of $356,920 and a gross profit margin of $140,662 (39.4%) for the same period in 1999. The decrease in gross margin was related to system enhancements that were not passed through to Alcatel as price increases. The Company expects that sales of existing products to Alcatel will continue at similar margins; however, it expects the sale of the NEBS-400(TM) line to deliver better margins.

The Company incurred $141,748 of general and administrative expenses for the three months ended March 31, 2000 as compared to $128,156 for the same period in 1999. The primary components of administrative costs in the first three months of 2000 were salaries and wages ($59,423) and legal and accounting services ($26,574). The primary components of administrative costs for the three-month period ending March 31, 1999 were salaries and wages ($56,924) and contract services ($33,587) for web development and miscellaneous engineering services. CASI expects general and administrative costs to remain at similar levels (as a percentage of sales) in calendar year 2000 as incurred in 1999.

The Company incurred $57,670 of research and development costs for the three months ending March 31, 2000 as compared to $0 spent over the same period in 1999. The increase in research and development costs is due primarily to the introduction of the NEBS-400(TM) series discussed in the Plan of Operations. Management expects to spend between $450,000 and $600,000 on research and development costs in calendar year 2000; however, if sales of new systems exceed expectation, the Company may increase research and development efforts.

The Company had a net loss after taxes of $50,772, ($0.006 per share) for the three months ended March 31, 2000; as compared to a net profit after taxes of $8,076 ($0.001 per share) for the three months ended March 31, 1999. The net loss was primarily due to the increase in research and development costs and the lower gross margins on sales in 2000. Due to the Company's plans for continued research and development, it is possible that it may show another loss in the second quarter of the year. However, the Company believes that sales will pick-up in the second half of the year and that the Company's net income will approximate or exceed net income in 1999.

At March 31, 2000, the Company had cash and cash equivalents of $86,558, compared with $178,321 at December 31, 1999. During the three months ended March 31, 2000, the Company had a net decrease in cash in the amount of $91,763, principally due to a net operating loss for the quarter, research and development costs, payments of 1999 taxes due, and a reduction in accounts payable. The Company desires to use available cash to continue development of the NEBS-400TM line and its new commercial rackmount-computer line. Although the Company believes that cash provided from operations will be sufficient to fund research and development costs, it plans to pursue a working capital line of credit with a bank to ensure that it keeps new product development on schedule.

Management does not believe that SFAS Nos. 131 and 133 regarding segment reporting and derivatives, respectively, will have any impact on the Company's financial condition and operations.

CAUTIONARY STATEMENT

This Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding our intent, belief or current expectations of our Company, our directors or officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by governmental regulations; (iii) any adverse effect on our continued positive cash flow and our abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business;
(v) any inability of us to successfully conduct our business in new markets; and
(vi) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

                           PART II. OTHER INFORMATION

LEGAL PROCEEDINGS

         None.

CHANGES IN SECURITIES

         None.

DEFAULTS UPON SENIOR SECURITIES

         None.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

OTHER INFORMATION

         None.





EXHIBITS AND REPORTS ON FORM 8-K

         We filed no reports on Form 8-K during the period covered by this Form 10-QSB. Attached are the Financial Data Schedules required by Item 27 of Item 601 of Regulation S-B.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.


COMPUTER AUTOMATION SYSTEMS, INC.

DATE:
       -------------------------------------

SIGNATURE:  /s/ MICHAEL E. CHERRY
           ---------------------------------
             MICHAEL E. CHERRY, PRESIDENT

DATE:
       -------------------------------------

SIGNATURE:  /s/ CHRISTOPHER A. POINSATTE
           ---------------------------------
             CHRISTOPHER A. POINSATTE, CFO

PRINTED NAME:
              ------------------------------

TITLE: CHIEF FINANCIAL OR ACCOUNTING OFFICER

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                Financial Data Schedule