Form 10QSB
period 2000-06-30
COMPUTER AUTOMATION SYSTEMS INC
filed 2000-08-14
CIK 1085069

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000
                                                 -------------

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to _______

                        Commission File Number  000-27419
                                                ---------

                        COMPUTER AUTOMATION SYSTEMS, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)


                           NEVADA                                                    75-2749166
--------------------------------------------------------------          ------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

                              1825 E. PLANO PARKWAY
                                    SUITE 200
                               PLANO, TEXAS 75074
                               ------------------
                    (Address of principal executive offices)

                                 (972) 578-3128
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [X] Yes    [ ] No

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   8,369,334.
                                             ----------

Transitional Small Business Disclosure Format (check one) [ ] Yes    [X] No

             COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY INDEX
                   FOR QUARTERLY REPORT ON FORM 10-QSB FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 2000



                                                                                                          Page
PART I FINANCIAL INFORMATION                                                                                3

Item 1. Financial Statements                                                                                3

         Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999                     3

         Consolidated Statements of Operations (unaudited)
            for the periods ended June 30, 2000 and 1999                                                    4

         Consolidated Statements of Cash Flows (unaudited) for the
            periods ended June 30, 2000 and 1999                                                            5

         Notes to Interim Consolidated Financial Statements                                                 6

Item 2. Management's Discussion and Analysis or Plan of Operation                                           7

PART II OTHER INFORMATION                                                                                   10

Item 1.  Legal Proceedings                                                                                  10

Item 2.  Changes in Securities and Use of Proceeds                                                          10

Item 3.  Defaults Upon Senior Securities                                                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                                                10

Item 5.  Other Information                                                                                  10

Item 6.  Exhibits and Reports on Form 8-K                                                                   11

Signatures                                                                                                  11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 COMPUTER AUTOMATION SYSTEM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
               AT JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                     ASSETS

                                                                                    June 30,        December 31,
                                                                                     2000              1999
                                                                                   ----------       -----------
Current assets:
   Cash and cash equivalents                                                       $   94,553        $  178,321
   Accounts receivable (net of allowance for uncollectible
      accounts of $9,082 at June 30, 2000 and December 31, 1999)                      339,129           908,693
   Income tax receivable                                                               38,955                --
   Other receivables                                                                   40,546            25,602
   Inventory                                                                          197,667           168,168
   Deferred tax asset                                                                   8,903             8,903
                                                                                   ----------        ----------

Total current assets                                                               $  719,753        $1,289,687

Property and equipment and capitalized software costs, net                            113,876            36,930

Other assets                                                                            6,109                --
                                                                                   ----------        ----------

TOTAL ASSETS                                                                       $  839,738        $1,326,617
                                                                                   ==========        ==========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion - long term debt                                                $    2,533        $       --
   Accounts payable (includes $108,336 and $318,233
      to a related party at June 30, 2000 and
      December 31, 1999, respectively)                                                299,538           437,705
   Accrued liabilities                                                                    355            11,322
   Income tax payable                                                                      --           232,871
   Warranty reserve                                                                    15,000            15,000
                                                                                   ----------        ----------

Total current liabilities                                                          $  317,426        $  696,898

Long Term Debt                                                                          4,434

Shareholders' equity
  Preferred stock -- 5,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                                            --                --
  Common stock -- 15,000,000 shares authorized, $.001 par
     value; 8,369,334 shares issued and outstanding                                     8,370             8,370
  Additional paid-in capital                                                          313,097           313,097
  Retained earnings                                                                   196,411           308,252
                                                                                   ----------        ----------

Total shareholders' equity                                                            517,878           629,719
                                                                                   ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  839,738        $1,326,617
                                                                                   ==========        ==========


             See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  For the periods ended June 30, 2000 and 1999


                                                Three Months Ended June 30,             Six Months Ended June 30,
                                             -------------------------------         -------------------------------
                                                2000                1999                2000                1999
                                             -----------         -----------         -----------         -----------
Revenues                                     $   650,556         $   816,834         $ 1,033,045         $ 1,173,754

Cost of sales                                    398,181             490,627             658,875             706,885
                                             -----------         -----------         -----------         -----------

Gross profit                                 $   252,375         $   326,207         $   374,170         $   466,869

General and administrative expenses              222,830             187,233             364,578             315,389

Research and development expenses                127,427                  --             185,097                  --
                                             -----------         -----------         -----------         -----------

Operating income (loss)                      $   (97,882)        $   138,974         $  (175,505)        $   151,480

Other income (expenses)                              (23)               (843)                672              (1,112)
                                             -----------         -----------         -----------         -----------

Net income (loss) before income taxes            (97,905)            138,131         $  (174,833)        $   150,368

Income tax expense (benefit)                     (36,836)             69,919         $   (62,992)             74,080
                                             -----------         -----------         -----------         -----------

Net income (loss)                            $   (61,069)        $    68,212         $  (111,841)        $    76,288
                                             ===========         ===========         ===========         ===========

Income (loss) per share
- basic and diluted                          $     (.007)        $      .008         $     (.013)        $      .009

Weighted average shares outstanding
- basic and diluted                            8,369,334           8,333,334           8,369,334           8,333,334
                                             ===========         ===========         ===========         ===========


             See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  For the periods ended June 30, 2000 and 1999


                                                                  Six Months Ended June 30,
                                                                 ---------------------------
                                                                    2000              1999
                                                                 ---------         ---------
Cash flows from operating activities
   Net income (loss)                                             $(111,841)        $  76,288
Adjustments to reconcile net income (loss) to cash
   used in operating activities:
   Depreciation and amortization                                    12,341             9,595
Changes in operating assets and liabilities:
   Accounts receivable                                             569,639            36,187
   Inventory                                                       (29,499)         (106,064)
   Other receivables                                               (21,052)          (15,011)
   Other assets                                                         --              (500)
   Income taxes                                                   (271,826)           74,080
   Accounts payable                                               (138,244)         (162,197)
   Accrued liabilities                                             (10,967)           (4,974)
                                                                 ---------         ---------

       Net cash used in operating activities                        (1,449)          (92,596)

Cash flows from investing activities
   Capital expenditures                                            (81,685)           (2,953)
                                                                 ---------         ---------

       Net cash used in investing activities                       (81,685)           (2,953)

Cash flows from financing activities
   Payments on capital lease                                          (634)               --
   Payments on loan from shareholder                                    --           (41,130)
   Proceeds from issuance of stock                                      --           214,466
                                                                 ---------         ---------

Net cash provided by financing activities                             (634)          173,336
                                                                 ---------         ---------

Net increase (decrease) in cash                                  $ (83,768)        $  77,787

Cash and cash equivalents, beginning of period                     178,321            16,079
                                                                 ---------         ---------

Cash and cash equivalents, end of period                         $  94,553         $  93,866
                                                                 =========         =========


Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                    $ 208,834         $      --
                                                                 =========         =========

Schedule of non-cash investing and financing transactions
   Capital lease obligation incurred for use of equipment        $   7,601         $      --
                                                                 =========         =========


             See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements of Computer Automation Systems, Inc. and Subsidiary (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 1998 and the period February 13, 1998 (date of inception) to December 31, 1998. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended June 30, 2000 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated.

2. CONCENTRATIONS OF OPERATIONS

The Company manufactures industrial and commercial computers primarily for one customer. This customer accounted for approximately 98% of the Company's total revenues for the three months ended June 30, 2000 and 97% for the six months ended June 30, 2000.

3. EARNINGS PER COMMON SHARE

Earnings per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Accordingly, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for each respective period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares plus dilutive common share equivalents outstanding during each respective period using the treasury stock method. Common stock equivalents were not included in the computation for the three and six month periods ended June 30, 2000 because their inclusion is antidilutive. There were no outstanding common stock equivalents for the three and six month periods ended June 30, 1999.

                                               Three months ended                      Six months ended
                                                    June 30                                June 30
                                        -------------------------------        -------------------------------
                                             2000                1999               2000                1999
                                        -----------         -----------        -----------         -----------
Net income (loss)                       $   (61,069)        $    68,212        $  (111,841)        $    76,288
Weighed average number of
shares outstanding
  Basic                                   8,369,334           8,333,334          8,369,334           8,333,334
  Dilutive effect of common
    stock equivalents                            --                  --                 --                  --
                                        -----------         -----------        -----------        ------------
  Diluted                                 8,369,334           8,333,334          8,369,334           8,333,334

Earnings (loss) per share, basic
  and diluted                           $     (.007)        $      .008        $     (.013)        $      .009

4. RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. During 2000, the Company incurred research and development expenditures of $185,097 relating to the research, development and testing of new product lines.


ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Computer Automation Systems, Inc. ("CASI" or the "Company") designs and manufactures custom rack-mount and industrial computer applications for the telecommunications and other industries. The Company uses in-house engineering to provide responsive, customized, and innovative responses to customer specifications and requirements. The Company specializes in the development of National Equipment Building Standards ("NEBS") certified, Sun and Intel microprocessor-based, fault-tolerant systems for the telecommunications industry. NEBS is a telecommunication industry design standard for manufacturing telephone applications equipment.

When a customer provides CASI with requirements for a custom application, the Company's engineers design specifications including hardware configuration and software control programming. Once customer approval is received, the design specifications and bill of materials, together with a purchase order, are delivered to CASI's business partner, Control Manufacturing Co., Inc. ("CMI"). CMI is a custom assembly and manufacturing facility co-located with the Company at its Texas facility. CMI sources the materials, assembles the hardware, and delivers the product to CASI for software installation and testing prior to delivery to the customer. CMI bears the cost of the materials until the product is delivered to CASI for testing and final delivery to the customer.

Alcatel, a subsidiary of a diversified French telecommunications manufacturer, Alcatel, S.A., is CASI's largest account. It represented approximately 97% of CASI's sales for the first six months of 2000 and 1999. The Company will continue to concentrate on satisfying the demands of Alcatel over the coming year; however, it also plans to expand both its product line and customer base for similar and ancillary applications.

CASI provides Alcatel with a NEBS-compliant, custom-designed, Sun "UltraSPARC(TM)" computer system that interfaces with telecommunications network switch controllers. On July 1, 1999, the Company and Alcatel entered into a Purchase Agreement under which Alcatel agreed to buy UltraSPARC(TM) systems from CASI through December 31, 2002. Alcatel provides CASI with a forecast of future expected orders based upon its projected needs in order to satisfy supplier lead times. Based upon this forecast and purchase orders already received, the Company projects total Alcatel orders for calendar 2000 to be approximately 10% lower than in 1999. The Company anticipates that gross profit for Alcatel sales may decrease marginally during calendar year 2000 due to system enhancements that are not expected to be passed-on to Alcatel through higher prices.

CASI has also been working with Alcatel by providing technical reviews and engineering support for new products to be developed to Alcatel's specifications. CASI has been asked to quote on a new multi-million dollar five year contract with Alcatel. Should these products be selected for development, the outcome of these projects could be realized as early as the first quarter of 2001.

During the second quarter, the Company entered into an engineering and manufacturing rights agreement with Western Digital Corporation for the development of custom IO boards and system integration that interface with the Western Digital ACE-10 product line. These products are currently being developed and should be completed during the third quarter with expected shipments to begin early in the fourth quarter. The Company is also expanding its customer base by supplying OEM evaluation units that support Sun Micro-System products and Intel computer platforms to several potential customers. These units are currently being evaluated by these potential customers and the results of these evaluations could positively impact the Company's third and fourth quarter revenues. The Company believes that these new relationships may have a positive impact on its fourth quarter revenues and may be sufficient to offset the lower sales to Alcatel.

CASI plans to continue to invest in research and development costs over the coming year. The Company did not incur research and development costs in 1999 because it was focused on selling products designed the prior year. CASI's $215,000 investment in 1998 has yielded over $5 million in sales. The Company projects that it will invest between $200,000 and $300,000 during calendar year 2000 for research and development, mostly for CASI's new NEBS-400(TM) rackmount chassis line. This amount may be increased if CASI obtains a working capital line of credit and/or completes a private placement of stock.

The completion of the NEBS-400(TM) has slowed due to a vendor's failure to design and manufacture a key component used within the system. The company expects to begin sales of these units in early 2001. This new "off-the-shelf" product line will be quality tested and certified to meet National Engineering Building Standards. The Company anticipates marketing this product line to Alcatel and other telecommunications companies under the NEBS-400(TM) line name. CASI plans to introduce a series of NEBS-400(TM) products over the next twelve months including a Sun multi-processing system, two Sun single-processing systems, and a family of Intel products.

CASI is also designing a commercial line of compact-rackmount "1U" chases which are 1.75 inches tall for internet service providers ("ISPs"). Based on its customer inquires, CASI has determined that these units will meet its customers' demand for more features in a smaller space. These low-profile Sun servers will provide an inexpensive gateway for ISPs and support Windows NT(TM), Sun Solaris(TM), and LINUX(TM).

The upgrade of CASI's web site, www.casi1.com (the "1" in "casi1" is the number one), was completed in February 2000. The web page includes a complete listing of product offerings for commercial and telecommunications applications, as well as interactive e-commerce features including automated sales inquiries, selectable system configurations, and requests for quotations.

Approximately $750,000 of outstanding stock warrants expired without exercise on July 5, 2000.

The Company believes that cash provided from operations will continue to be sufficient to fund increased sales volume and new research and development costs. CASI has an agreement with CMI whereby CMI bears the cost of parts, supplies, and manufacturing until products are transferred to CASI for testing and final delivery to the customer. Consequently, increases in sales volume will not have a significant negative impact on working capital. The Company also plans to pursue a private placement of common or preferred stock to provide between $500,000 and $1 million of capital and/or a working capital line of credit with a bank to assist in meeting the current schedule for new product development.

Although the Company is reviewing strategic acquisitions and business partnerships to improve its position in the marketplace, there are no major acquisitions planned at this time.

The Company has four employees. CASI uses subcontractors for most of its engineering and manufacturing services. It also contracts-out most of its legal, marketing, and administrative functions. The Company expects that it will need to add personnel (through either direct hire or subcontract) in engineering, sales and sales support, and finance and administration over the next twelve months once new product development is complete.

The Company has spent $55,000 for the CASI Information & Management System ("CIMS"). This is a custom manufacturing software program used internally for prototype development, engineering, marketing, management, and quality control. The Company has capitalized the costs of this system and is amortizing this cost over a three-year period.

On June 5, 2000 the Board unanimously approved a stock option plan for employees, Board members and key contractors. The plan allows the Board to award up to 500,000 stock options under the plan. The Board awarded 275,000 stock options during the second quarter. No options have been exercised to date.

MANAGEMENT'S DISCUSSION AND ANALYSIS.

The first part of each year is traditionally a slower period for suppliers in the telecommunications industry due to a reduction in orders in the fourth quarter of the calendar by telecommunications companies. In 1999, sales for the first half of the year were only 32% of total annual sales. Sales orders typically accelerate in the spring and summer increasing deliveries in the third and fourth quarters of the year. Due to a temporary delay by Alcatel to complete software enhancements for its customers, Alcatel orders to CASI were reduced in the first half of 2000. CASI experienced a 14% decrease in revenues for the first six months of 2000 compared to the same period in 1999 and a 20% decrease in its revenues for the quarter ended June 30, 2000 as compared with the same quarter in 1999. Alcatel has provided CASI with a revised sales forecast showing total Alcatel requirements for 2000 at approximately 10% less than in 1999. Sales from other new products may be sufficient to maintain revenues at last year's level.

The Company had revenues of $650,556 and gross profit margin of 38.8% for the three months ended June 30, 2000 compared with $816,834 of revenues and 39.9% of gross profit for the same period in 1999. For the six months ended June 30, 2000, CASI had revenues of $1,033,045 and a gross profit margin of 36.2% as compared to revenues of $1,173,754 and a gross profit margin of 39.7%. The reduction in revenues related to the temporary delay in orders by Alcatel. The reduction in gross margins were due to system enhancements that were not passed-on to Alcatel through higher prices.

The Company incurred $222,830 of general and administrative expenses for the three months ended June 30, 2000, a 19% increase over the same period in 1999. The primary components of general and administrative expenses were salaries and wages ($57,437), outside services ($65,112), and legal and auditing ($49,023). For the six months ended June 30, 2000, general and administrative expenses were $364,578, a 15.5% increase over the same period in 1999. The primary components were salaries and wages ($116,860), outside services ($56,689), and legal and auditing ($75,597). The general and administrative expense increases resulted from higher audit and legal fees and increased product development, management consultant, and public relations expenditures.

The Company incurred $127,427 and $185,097 of research and development costs for the three and six months ending June 30, 2000, respectively; compared to $0 spent over the same period in 1999. The increase in research and development costs is due primarily to the completion of the NEBS-400(TM) product line. Management projects total research and development expenditures for 2000 to be between $200,000 and $300,000.

For the three months ended June 30, 2000, the Company had an operating profit before research and development expenditures of $29,545 compared with an operating profit before R&D of $138,974 for the same period in 1999. The Company incurred net loss after taxes of $61,069 (loss of $.007 per share) for the three months ended June 30, 2000, as compared with a net profit of $68,212 ($.008 per share) for the same period in 1999. For the six months ended June 30, 2000, CASI experienced a $9,592 operating profit before research and development expenditures and a net loss after tax of $111,841 (loss of $0.013 per share). For the same period in 1999, the Company had a operating income of $151,480 and net income after tax of $76,288 ($0.009 per share). Net income in 2000 decreased due to lower revenues, higher general and administrative costs, and higher research and development costs. CASI expects sales for the year ending December 31, 2000 to be at approximately the same levels as 1999; however, due primarily to higher research and development expenses previously discussed. CASI anticipates that net income after tax will be lower than in 1999.

Net cash used in investing activities totaled $81,685 for the six months ended June 30, 2000 compared with $2,953 in the same period during 1999. This increased use of cash was primarily due from the development of the Company's CIMS software system, installation of a local area network, and other capital expenditures.

The Company had a net decrease in cash of $83,768 for the six months ended June 30, 2000 as compared with an increase of cash of $77,787 for the same period in 1999. The 2000 decrease in cash was primarily due to the net loss, research and development expenditures, development of the CIMS system, and payment of income taxes. The 1999 increase in cash was primarily due to net cash provided by net financing activities. Management believes that cash from operations will be sufficient to continue to fund research and development expenditures; however, the Company plans to pursue a private placement of common or preferred stock and/or a working capital line of credit.

CAUTIONARY STATEMENT

This Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis or Plan of Operation, and include statements regarding our intent, belief or current expectations of our Company, our directors or officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:
(i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by governmental regulations; (iii) any adverse effect on our continued positive cash flow and our abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business; (v) any loss by us of our principal customer; (vi) any inability of us to successfully conduct our business in new markets; and (vii) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits. Attached is the Financial Data Schedule required by
                  Item 27 of Item 601 of Regulation S-B.

         (b) Reports on Form 8-K. We filed a report on Form 8-K during the period covered by this Form 10-QSB as follows: Form 8-K dated June 5, 2000 regarding adoption of a stock option plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, and thereunto duly authorized.


                                   COMPUTER AUTOMATION SYSTEMS, INC.


                                   /s/  MICHAEL E. CHERRY
DATE: August 14, 2000             ---------------------------------------------
                                   Michael E. Cherry, President


                                   /s/  CHRISTOPHER A. POINSATTE
DATE: August 14, 2000              ---------------------------------------------
                                   Christopher A. Poinsatte, Chief Financial and
                                   Accounting Officer

                                INDEX TO EXHIBITS


Exhibit Number             Description
--------------             -----------
       27                  Financial Data Schedule