Form 10QSB
period 2000-09-30
COMPUTER AUTOMATION SYSTEMS INC
filed 2000-11-14
CIK 1085069

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from __________ to _______

                        Commission File Number 000-27419

                        COMPUTER AUTOMATION SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                   NEVADA                                                  75-2749166
     -------------------------------------------------------------           ------------------------------------
     (State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

                              1825 E. PLANO PARKWAY
                                    SUITE 200
                               PLANO, TEXAS 75074
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (972) 578-3128
                           ---------------------------
                           (Issuer's telephone number)

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

             COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY INDEX
                   FOR QUARTERLY REPORT ON FORM 10-QSB FOR THE
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



                                                                                                            Page
                                                                                                            ----

PART I FINANCIAL INFORMATION                                                                                 2

Item 1. Financial Statements                                                                                 2

         Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999                 2

         Consolidated Statements of Operations (unaudited)
            for the periods ended September 30, 2000 and 1999                                                3

         Consolidated Statements of Cash Flows (unaudited) for the
            periods ended September 30, 2000 and 1999                                                        4

         Notes to Interim Consolidated Financial Statements                                                  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                7

PART II OTHER INFORMATION                                                                                    9

Item 1.  Legal Proceedings                                                                                   9

Item 2.  Changes in Securities and Use of Proceeds                                                          10

Item 3.  Defaults Upon Senior Securities                                                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                                                10

Item 5.  Other Information                                                                                  10

Item 6.  Exhibits and Reports on Form 8-K                                                                   10

Signatures                                                                                                  11















       See notes to interim consolidated financial statements (unaudited)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 COMPUTER AUTOMATION SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
             AT SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                                             ASSETS

                                                                                        (Unaudited)
                                                                                        September 30,     December 31,
                                                                                            2000               1999
                                                                                       ---------------   ---------------
Current assets
   Cash and cash equivalents                                                           $       205,643   $       178,321
   Accounts receivable (net of allowance for uncollectible
      accounts of $9,082 at September 30, 2000 and
      December 31, 1999)                                                                       169,397           908,693
   Note receivable - current portion                                                             4,151                --
   Employee receivables                                                                         50,407            17,493
   Other receivables                                                                                --             8,109
   Deferred tax asset                                                                           55,903             8,903
   Inventory                                                                                   183,475           168,168
                                                                                       ---------------   ---------------

Total current assets                                                                           668,976         1,289,687

Property and equipment and capitalized software costs, net                                     102,978            36,930

Note receivable, less current portion                                                            5,849                --
Other assets                                                                                     6,109                --
                                                                                       ---------------   ---------------

TOTAL ASSETS                                                                           $       783,912   $     1,326,617
                                                                                       ===============   ===============

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current portion - long term debt                                                    $         2,533   $            --
   Accounts payable (includes $41,785 and $318,233
      to a related party at September 30, 2000 and
      December 31, 1999, respectively)                                                         167,129           437,705
   Accrued liabilities                                                                              --            11,322
   Warranty reserve                                                                             15,000            15,000
   Income taxes payable                                                                             --           232,871
                                                                                       ---------------   ---------------

Total current liabilities                                                                      184,662           696,898

Long-term debt, less current portion                                                             3,801                --
Convertible debt                                                                                50,000                --

Shareholders' equity
  Preferred stock -- 5,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                                                     --                --
  Common stock -- 15,000,000 shares authorized, $.001 par
     value; 8,369,334 shares issued and outstanding                                              8,370             8,370
  Additional paid-in capital                                                                   313,097           313,097
  Retained earnings                                                                            223,982           308,252
                                                                                       ---------------   ---------------

Total shareholders' equity                                                                     545,449           629,719
                                                                                       ---------------   ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $       783,912   $     1,326,617
                                                                                       ===============   ===============

             See notes to interim consolidated financial statements (unaudited)

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                              Three Months Ended September 30,             Nine Months Ended September 30,
                                            ------------------------------------        ------------------------------------
                                                 2000                  1999                  2000                  1999
                                            --------------        --------------        --------------        --------------

Revenues                                    $      726,927        $    1,284,220        $    1,759,972        $    2,457,974
Cost of revenues                                   408,216               861,917             1,067,091             1,568,803
                                            --------------        --------------        --------------        --------------

Gross profit                                       318,711               422,303               692,881               889,171

General and administrative expenses                182,499               173,926               547,077               490,158

Research and development expenses                   86,876                    --               271,973                    --
                                            --------------        --------------        --------------        --------------

Operating income (loss)                             49,336               248,377              (126,169)              399,013

Other expenses                                     (13,061)               (2,674)              (12,390)               (2,943)
                                            --------------        --------------        --------------        --------------

Net income (loss) before income taxes               36,275               245,703              (138,559)              396,070

Income tax expense (benefit)                         8,703                63,335               (54,289)              137,415
                                            --------------        --------------        --------------        --------------

Net income (loss)                           $       27,572        $      182,368        $      (84,270)       $      258,655
                                            ==============        ==============        ==============        ==============

Income (loss) per share - basic             $         .003        $         .022        $        (.010)       $         .031
                                            ==============        ==============        ==============        ==============

Income (loss) per share - diluted           $         .003        $         .022        $        (.010)       $         .031
                                            ==============        ==============        ==============        ==============

Weighted average shares outstanding -
   basic                                         8,369,334             8,333,334             8,369,334             8,333,334
                                            ==============        ==============        ==============        ==============

Weighted average shares outstanding -
   diluted                                       8,451,834             8,333,334             8,369,334             8,333,334
                                            ==============        ==============        ==============        ==============

















            See notes to interim consolidated financial statements (unaudited)

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 Nine Months Ended September 30,
                                                                --------------------------------
                                                                    2000                1999
                                                                ------------        ------------
Cash flows from operating activities
   Net income (loss)                                            $    (84,270)       $    258,655
Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
   Depreciation and amortization                                      19,167              16,806
   Deferred taxes                                                    (47,000)             62,415
   Bad debt expense                                                       --              50,102
   Loss on sale of equipment                                           6,740                  --
Changes in operating assets and liabilities:
   Accounts receivable                                               739,371            (524,993)
   Inventory                                                         (15,307)           (106,064)
   Other receivables                                                 (30,914)            (24,431)
   Other assets                                                           --                (500)
   Income taxes payable                                             (232,871)             75,000
   Accounts payable                                                 (270,652)            150,482
   Accrued liabilities                                               (11,322)            135,394
                                                                ------------        ------------

       Net cash provided by operating activities                      72,942              92,866

Cash flows from investing activities
   Capital expenditures                                              (94,353)             (3,236)
                                                                ------------        ------------

       Net cash used in investing activities                         (94,353)             (3,236)

Cash flows from financing activities
   Payments on capital lease                                          (1,267)                 --
   Payments on loan from shareholder                                      --             (41,130)
   Proceeds from issuance of stock                                        --             214,467
   Proceeds from issuance of convertible debt                         50,000                  --
                                                                ------------        ------------

Net cash provided by financing activities                             48,733             173,337
                                                                ------------        ------------

Net increase in cash and cash equivalents                             27,322             262,967

Cash and cash equivalents, beginning of period                       178,321              16,079
                                                                ------------        ------------

Cash and cash equivalents, end of period                        $    205,643        $    279,046
                                                                ============        ============


Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                   $    225,582        $         --
                                                                ============        ============

Schedule of non-cash investing and financing transactions
   Issued note receivable for sale of equipment                 $     10,000        $         --
                                                                ============        ============
   Capital lease obligation incurred for use of equipment       $      7,601        $         --
                                                                ============        ============


      See notes to interim consolidated financial statements (unaudited).

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements of Computer Automation Systems, Inc. and Subsidiary (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 and the period February 13, 1998 (date of inception) to December 31, 1998. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended September 30, 2000 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.


2.       CONCENTRATION OF OPERATIONS

The Company assembles industrial and commercial computers primarily for one customer. This customer accounted for approximately 98% and 97% of the Company's total revenues for the three months ended September 30, 2000 and for the nine months ended September 30, 2000, respectively. Additionally, this customer accounted for approximately 76% of the Company's accounts receivable at September 30, 2000.


3.       EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per share calculations are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Accordingly, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation for the nine-month period ended September 30, 2000 because their inclusion is anti-dilutive. There were no outstanding common stock equivalents for the three and nine month periods ended September 30, 1999.

3.       EARNINGS (LOSS) PER COMMON SHARE (Continued)

The following table provides a reconciliation between basic and diluted earnings
(loss) per share:

                                                            Three months ended                  Nine months ended
                                                               September 30                        September 30,
                                                       -----------------------------       ------------------------------
                                                          2000               1999              2000               1999
                                                       -----------       -----------       -----------        -----------

Net income (loss)                                      $    27,572       $   182,368       $   (84,270)       $   258,655

Weighted average number of shares outstanding
     Basic                                               8,369,334         8,333,334         8,369,334          8,333,334
     Dilutive effect of common stock equivalents            82,500                --                --                 --
                                                       -----------       -----------       -----------        -----------
     Diluted                                             8,451,834         8,333,334         8,369,334          8,333,334

Earnings (loss) per share, basic                       $      .003       $      .022       $     (.010)       $      .031
                                                       ===========       ===========       ===========        ===========

Earnings (loss) per share, diluted                     $      .003       $      .022       $     (.010)       $      .031
                                                       ===========       ===========       ===========        ===========


4.       CONVERTIBLE DEBT

At September 30, 2000, the Company secured $50,000 of financing as part of a $150,000 convertible note agreement. Pursuant to the terms of this agreement, the Company can draw down an additional $100,000 in the fourth quarter of 2000. The Company plans to use the funding for research and development of its new products. Interest accrues on the outstanding principal balance of the note at the rate of 10% per annum and is payable monthly. The unpaid principal together with unpaid accrued interest is due on September 27, 2003. The holder of the note has the option of converting all unpaid principal and accrued interest into shares of CASI common stock at the rate of $1.25 per share.


5.       RESEARCH AND DEVELOPMENT COSTS

The Company classifies the costs of planning, designing and establishing the technological feasibility of a computer software product as research and development costs and charges those costs to expense when incurred. After technological feasibility has been established, costs of producing a marketable product are capitalized and amortized over the estimated life of the product (3 years). Cost of maintenance and customer support is charged to expense as incurred. During 2000, the Company incurred research and development expenditures of $271,973 relating to the research, development and testing of new product lines.


6.       STOCK OPTIONS AND WARRANTS

During the third quarter of 2000, the Company extended 750,000 outstanding warrants to purchase shares of common stock of CASI through December 31, 2000, which, if exercised could generate $750,000 of capital for the Company.

On June 5, 2000 the Board unanimously approved a stock option plan for employees, Board members and key contractors. The plan allows the Board to award up to 500,000 stock options. The Board awarded 275,000 stock options during the second quarter of 2000. No options have been exercised through September 30, 2000.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999

The Company incurred a net loss after tax of $84,270 (-$0.010 per share) for the nine months ending September 30, 2000 as compared with net income of $258,655 ($0.031 per share) for the same period in 1999. The decrease in net income was primarily due to a $271,973 investment in research and development expenditures ($271,973 in 2000 versus $0 in 1999) and reduced revenues.

Revenues for the nine months ending September 30, 2000 were $1,759,972 as compared to $2,457,974 for the same period in 1999 due to the rescheduling of deliveries into 2001 by Alcatel, CASI's largest customer. Alcatel represented approximately 97% of CASI's sales for the nine months ending September 30, 2000 and for the same period in 1999. Additionally, Alcatel represented approximately 76% of the Company's accounts receivable at September 30, 2000. CASI is currently working with Alcatel to develop several new telecommunication systems. Evaluation systems have been configured and are currently under test at the customer's facilities. If these new systems contracts are awarded to CASI before the end of 2001 they could have a significant positive impact on revenues in 2001.

In order to expand its customer base, the Company has invested significantly in research and development during 2000. CASI did not spend any money on research and development in 1999, but its $215,000 investment in 1998, helped the Company achieve over $5 million in combined sales for 1999 and 2000. Management believes that CASI will spend approximately $350,000 to $400,000 in total research and development expenditures during 2000 for the development of new products for the growing telecommunication market, including its NEBS-402TM products, compact PCI systems, and the ACE product line. Management plans for some of these new products to be available for delivery to potential customers during the fourth quarter of 2000.

CASI is also working with new potential customers to develop new markets and the new product lines (ACE and PCI). For example, CASI's enhancements to the ACE product line will expand its market into removable embedded industrial computer applications. Proto-types of these products are scheduled to be delivered during the fourth quarter of 2000. The Company believes that this research and development and the increased customer base will have a positive impact on revenues in the fourth quarter and in 2001.

Despite lower sales in 2000, gross profit margins have improved. Gross profit was 39% of sales for the nine months ended September 30, 2000 as compared with 36% of sales for the same period in 1999. This increase was primarily due to improved purchasing controls and improved quality control procedures which reduces manufacturing time and costs.

General and administrative expenses for the nine months ended September 30, 2000 were $547,077, a $56,919 (11.6%) increase over the same period in 1999 due primarily to an increase in legal and accounting services (from $31,605 in 1999 to $107,375 in 2000).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999

The Company generated net income of $27,572 ($0.003 per share) for the three months ending September 30, 2000 as compared with net income of $182,368 ($0.022 per share) for the same period in 1999. The decrease in net income was primarily due to higher research and development expenditures ($86,876 in 2000 versus $0 in 1999) and reduced revenues.

Revenues for the third quarter ending September 30, 2000 were $726,927 as compared to $1,284,220 for the same period in 1999 due to lower sales from Alcatel in 2000. Over one-third of 1999 sales to Alcatel occurred in the third quarter of 1999.

Gross profit margins increased to 43% for the third quarter ended September 30, 2000 as compared with a 33% gross profit margin for the third quarter ended September 30, 1999 due primarily to improved purchasing controls and improved quality control procedures which reduces manufacturing time and costs.

General and administrative expenses for the three months ended September 30, 2000 were $182,499, a $8,573 (4.9%) increase over the same period in 1999. The increased expenses were primarily due to legal and auditing expenses and public relations expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ratio of current assets to current liabilities improved from 1.85 to 1 at September 30, 1999 to 3.6 to 1 at September 30, 2000. Cash and cash equivalents were $205,643 at September 30, 2000 as compared with $279,046 at September 30, 1999, and total working capital was $484,314 at September 30, 2000 compared to $592,789 at December 31, 1999. Major changes affecting working capital were the payment of income taxes during 2000, the net loss for the period, reduction of trade payables, and collections of trade receivables.

Cash provided from operating activities was $72,942 (a decrease of $19,924), during the nine months ended September 30, 2000 as compared with $92,866 for the nine months ended September 30, 1999. The change was primarily due to the same factors affecting working capital mentioned above.

Cash used in investing activities increased $91,117 for the nine months ended September 30, 2000 as compared with the same period in 1999 due to capital acquisitions for production equipment and testing systems of new products being developed. The Company also spent an additional $10,813 on its information and management system during the third quarter of 2000. This custom manufacturing software program is used primarily for prototype development, engineering, marketing, management, and quality control of its products. The Company has capitalized costs associated with the development of this product and is amortizing the cost over a three-year period.

At September 30, 2000, the Company secured $50,000 of financing as part of a $150,000 convertible note agreement. Pursuant to the terms of this agreement, the Company can draw down an additional $100,000 in the fourth quarter of 2000. The Company plans to use the funding for research and development of its new products as described above. Interest accrues on the outstanding principal balance of the note at the rate of 10% per annum and is payable monthly. The unpaid principal together with unpaid accrued interest is due on September 27, 2003. The holder of the note has the option of converting the unpaid amount into shares of common stock of CASI at the rate of $1.25 per share.

During the third quarter, the Company extended 750,000 outstanding warrants to purchase shares of common stock of CASI through December 31, 2000, which, if exercised could generate $750,000 of capital for the Company. The exercise price of these warrants currently exceeds the last sale prices of the Company's common stock as reported on the OTC Bulletin Board.

On June 5, 2000 the Board unanimously approved a stock option plan for employees, Board members and key contractors. The plan allows the Board to award up to 500,000 stock options. The Board awarded 275,000 stock options during the second quarter. No options have been exercised through September 30, 2000.

The Company believes its existing working capital, anticipated future cash flows from new products, available credit borrowings, and the strong ratio of current assets to current liabilities, will be sufficient to finance the future and present working capital and operating requirements of the Company.

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

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits. Attached is the Financial Data Schedule required by
                  Item 27 of Item 601 of Regulation S-B.

         (b) Reports on Form 8-K. During the quarter ending September 30, 2000, the Company did not file any reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, and thereunto duly authorized.


                                  COMPUTER AUTOMATION SYSTEMS, INC.


DATE:  November 14, 2000          /s/ Michael E. Cherry
                                  ---------------------
                                  Michael E. Cherry, President



DATE:  November 14, 2000          /s/ Christopher A. Poinsatte
                                  ----------------------------
                                  Christopher A. Poinsatte, Chief Financial and
                                  Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

  27                       Financial Data Schedule