Form 10KSB
period 2000-12-31
COMPUTER AUTOMATION SYSTEMS INC
filed 2001-04-02
CIK 1085069

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the calendar year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------


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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2000 - $2,872,790.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 23, 2001 - $1,010,093. There are approximately 2,295,667 shares of common voting stock of the Company held by non-affiliates. There is no "established market" for the Company's securities; management has arbitrarily valued these shares at the average bid price of the Company's common stock during the quarterly period ended December 31, 2000.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                                 Not Applicable.

                   (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 28, 2001

                                    8,393,334

                       DOCUMENTS INCORPORATED BY REFERENCE

         A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

Transitional Small Business Issuer Format   Yes     No  X
                                                ---    ---

                                     PART I

Item 1. Description of Business.

Business Development.

         CASi Texas was incorporated under the laws of the State of Texas on February 13, 1998, for the purpose of designing and manufacturing custom rack mount and industrial computer applications for the telecommunications and other high technology industries. "Rack mount" literally means installation or mounting in a rack or metal frame of standard dimension numerous pieces of diverse equipment which are interconnected to make a system perform any variety of functions. The Company succeeded to these business operations, which are described in detail under the heading "Business" of this Item.

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


Business.

     General

         Computer Automation Systems, Inc. ("the Company" or "CASi") is a holding company incorporated in the State of Nevada. As used herein, the term "CASi" or the "Company" refers to both the parent company and its only wholly owned subsidiary Computer Automation Systems, Inc. - Texas.

         CASi designs and manufactures custom rack mount and industrial computer applications primarily for the telecommunications industry. The Company offers in-house engineering to provide innovative, customized hardware and software applications to meet non-standard customer specifications and requirements. In addition, CASi provides computer system integration assemblies and test services of electronic products to OEM's and nationwide electronics distributors.

         CASi also specializes in the development of National Equipment Building Standards (NEBS) certified, Sun and Intel microprocessor-based, fault-tolerant systems for the telecommunications industry. "NEBS" is a telecommunication industry design standard for manufacturing telecommunications applications equipment. Currently, all of CASi's manufacturing and engineering is conducted out of its Texas facility.

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

          The principals of Control Manufacturing, Sylvia McCollum and Sandra Cobb, are also major stockholders of the Company and were former stockholders of CASi Texas. Ms. McCollum has been a director of the Company since October 22, 1999 and Ms. Cobb has been a director of the Company since April 11, 2000; however, the Company believes the cost of services performed by Control Manufacturing is equal to or less than could be obtained from other sources. Reference to this arrangement can also be found in the audited financial statements of the Company for the years ended December 31, 2000 and 1999, specifically, in Notes 8 and 10. Information regarding the share holdings of Ms. McCollum and Ms. Cobb can be found in Part III, Item 9 of this Report.

         CASi offers a full line of rack mountable chassis and systems with embedded Sun Microsystems and Intel PC's. The Company also offers a line of ruggedized or notebook computers manufactured for operation under harsh environmental conditions for industrial, military and hazardous environment applications. The full line of CASi's standard and customizable products may be viewed at www.casi1.com("CASi" followed by the numeral "1"), and include various sized rack mount chassis, disk expansion chassis, integral monitor chassis, wall mount enclosures, industrial table top enclosures, large and small industrial towers, rack mount keyboards, monitor/keyboard/mouse switches, modular and expansion rack cabinets and rack mount monitors. See the heading "Principal Products and Services" of this Item.

Distribution Methods of the Products or Services.

         Presently, the Company contacts potential customers directly, attends trade shows and utilizes customer referrals.

         The Company upgraded its web site, www.casi1.com, during 2000 and is also enhancing this site during 2001, to provide for interactive e-commerce.

         CASi has entered into OEM agreements with major component vendors to broaden product awareness and enhance CASi's new product offerings. These agreements provide national product exposure, joint national sales and marketing campaigns, and a national sales distribution channel for CASi's new products.

Principal Products or Services and their Markets.

         For a discussion of the Company's principal products and service, see the heading "General" of Part I, Item 1 of the Report.

Status of any Publicly Announced New Product or Service.

New Products

         CASi's key services include: computer system design, system integration, product development, printed circuit (PC) board design, prototype and material procurement, high production assembly of electronic assemblies, custom products for specific industries, product testing, and environmental testing. CASi's goal is to provide the OEM's with solutions that help them bring quality products to the market faster and more cost efficiently.

         CASi's products are marketed to an industry with volatile demand and rapid technological changes along with complex manufacturing processes. CASi's ability to complete and operate in this market is dependent upon its reaction time to market changes and its ability to develop and manufacture new and improved products and obtain appropriate financing to fund this activity. Accordingly, CASi is committed to enhancing its product lines by adapting a wider range of applications that can utilize CASi's products. CASi is also committed to controlling its manufacturing costs in order to increase its profitability.

         CASi offers a wide range of industrial rack-mounted chassis and computer systems. CASi concentrates on embedded PC's and Sun Micro system computers for the telecommunication, military, and industrial control markets. Our primary source of income has been computer solutions, custom built to a customer specification or requirement. CASi and its customers jointly review the system specifications in order to develop a design process and production plan. CASi then manufactures the new product to a delivery schedule provided from its customers.

         CASi developed its line of ACE-10 products during 2000. Several system and chassis configurations have been developed according to OEM specifications. The ACE-10 product line offers the customer the ability to remove the computer engine from the I/O. This feature provides flexibility and ease in changing operating systems and simplifies maintenance procedures. The ACE-10 product offerings are targeted for the Kiosk manufacturers, automotive, marine, Linux servers, and applications within the military where the stored data is classified "sensitive". CASi is in the process of obtaining FCC agency approval for one of its ACE-10 computer systems and this approval should be obtained during the 2nd quarter 2001.

         The NEBS-402 is a new product line offered by CASi that is designed around several SUN Microsystems system board platforms. The SUN Microsystems family of single processors include: Birds Nest, AXi, and the AXe motherboards. The same enclosure will be used for multiprocessor system boards such as the SUN Microsystems AXMP and the new SUN Microsystems Ultra 3 motherboard. The NEBS-402 is a flexible system that will fulfill customer requirements for Intel or SUN Sparc processing requirements and will be used by the TELCO providers and large database management suppliers.

         CASi is planning on offering a family of standard cPCI chassis enclosures utilizing cPCI Intel, cPCI SUN Microsystems, Motorola, and VME buss system cards during the 2nd quarter of 2001. CASi is also designing a custom telecommunication cPCI system that will have proprietary system alarming, and a custom back plan that will meet the Telecordia specifications. CASi is also in negotiations to provide manufacturing and system integration for cPCI customers that want to out source their manufacturing.

Competition.

         The Company expects competition to persist, intensify and increase in the future. Present competition includes almost every firm which designs and manufactures custom computer applications. Rapid technology changes including system integrations and e-commerce will increase competition in future periods.

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

         In addition, the Company's ability to generate clients will depend significantly on the quality of its products and services and its reputation among its clients and potential clients, compared with the quality of services provided by, and the reputations of, the Company's competitors. To the extent the Company loses clients to its competitors because of its satisfaction with the Company's services or its reputation is adversely affected for any other reason, it may be unable to produce sufficient operating revenue to stay in business.

Sources and Availability of Raw Materials.

         There is ample supply of all products, components and related materials necessary for the conduct of the Company's present and proposed business operations, and no shortfalls of supplies are anticipated which would have any adverse effect on the present or intended business operations of the Company. Most products and components are purchased directly from Sun Microsystems or Intel or their distributors.

Dependence on One or a Few Major Customers.

         The Company's largest single account is Alcatel, a subsidiary of a diversified French telecommunications manufacturer, Alcatel, S.A. CASi is currently providing a database management system for Alcatel which interfaces with a network switch controller to change switch functions, alter switch activities, and report on the functioning and environment of the switch system.

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

         The Company and Alcatel have entered into a Purchase Agreement, dated July 1, 1999, which provides for the Company to supply Alcatel's manufacturing requirements with respect to its database management system. Alcatel places orders under the Purchase Agreement based on its projected needs. The Purchase Agreement runs through December 31, 2002; however, Alcatel has informed the Company that they are phasing out this product during the next few years. Future orders of this product will be significantly less in 2001 and may have a significant impact on the Company's future earnings.

         Alcatel has represented approximately 95% and 98% of CASi's 2000 and 1999 revenues, respectively.

Governmental Approval of Principal Products or Services.

         None presently; however, see the heading "Risk Factors" of the heading "Business," Part I, Item 1, specifically, the risk factor "Government Regulation and Legal Uncertainties." See also the heading " New Products" of the heading "Status of any Publicly Announced New Product or Service."


Effects of Existing or Probable Governmental Regulations.

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

Cost and Effect of Compliance with Environmental Laws.

         None; not applicable.

Research and Development Expenses.

         The Company expended $317,552 in expenditures on research and development in the calendar year ended December 31, 2000. The Company did not expend any funds for research and development during the year ended December 31, 1999. The majority of these funds were expended for the NEBS-402 system and the Company's ACE-10 product lines.

         During 2000, CASi took a new direction and invested R&D funds to develop product lines that would become standard product offerings. CASi expended $50,538 on research and development expenditures on its new ACE-10 product line during 2000. See also the heading "New Product", of the heading "Status of any Publicly Announced New Product or Service", Part I, Item 1.

         CASi expended $246,552 on research and development expenditures during 2000 on the design of the NEBS-402 family of products. The NEBS-402 is a flexible system that will fulfill customer requirements for Intel or SUN Sparc processing requirements and will be used by the TELCO providers and large database management suppliers.

         CASi expended $20,462 of research and development expenditures for its new company cPCI systems. This standardized platform allows for the access to all system boards, hot swappable power supplies, and enclosures that allow for little to no down time and ease of maintenance.

Number of Employees.

         The Company has entered into a leasing agreement with Employee Resource Administration "ERA", whereby ERA leases its personnel to CASi as requested. Currently, CASi leases three individuals on a full time basis from ERA. The Company plans to continue to lease its employees in the future.

Risk Factors.

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

         Limited Assets and Source of Revenue.

         The Company's revenues may be insufficient to fund expansion of its business operations and future operating expenditures. The Company can provide no assurance that its business prospects will produce material revenues adequate for the Company to continue its present or proposed operations; or that its current and intended business operations will be profitable. See the heading "Plan of Operation" of the caption "Management's Discussions and Analysis or Plan of Operation," Part II, Item 6 of this Report.

         Limited Funds Available for Operating Expenses.

         The Company currently has limited operating capital or cash resources. Substantial funding necessary for expansion may be needed, though during the next 12 months the Company anticipates financing its current operations from present revenues and cash flow. The Company's ability to raise debt or equity funding from non-affiliated sources may be severely limited by reason of its limited historical operations, current year net operating loss, limited assets and the limited public market for its common stock. See the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation," Part II, Item 6 of this Report, regarding The Company's current and intended operations; and the caption "Market for Common Equity and Related Stockholder Matters," Part II, Item 5, regarding the limited market for the Company's common stock.

         Stock Market Volatility.

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

         Low Barriers to Entry.

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

         During 2000, CASi acquired $150,000 of financing to complete the research and development of the ACE-10 products, of which $100,000 was advanced as of December 31, 2000. The Company anticipates the additional funding will be necessary to complete manufacturing and marketing of the ACE-10 product line. If the additional funds are not acquired, it could severely limit the Company's ability to market and produce the ACE-10 products.

         If other adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures.

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

Item 2. Description of Property.

         The Company leases 2,000 square feet of office and light industrial space at 1825 East Plano Parkway, Suite #200, Plano, TX 75074, on a month to month basis, at a monthly rent of $1,505. Total rent for these facilities during the calendar year ended December 31, 2000, was $18,060; total rent in the calendar year ended December 31, 1999, was $18,060. These facilities are leased from Control Manufacturing, the owners of which are stockholders of the Company; however, management believes the lease terms for these facilities are fair and reasonable, and are at rates comparable to similar facilities in the areas where the Company conducts its business operations. Ms. McCollum and Ms. Cobb are the "affiliated" stockholders who own Control Manufacturing; see Part III, Item 11, for information concerning their stock ownership in The Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Company's security holders during the calendar year ended December 31, 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

 The Company's common stock is traded on the NASDAQ bulletin board under the symbol "CASX" No assurance can be given that any market for the Company's common stock will develop or be maintained. For any market that develops for the Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any "restricted securities" may be issued in the future may have a substantial adverse impact on any public market for the Company's common stock. A minimum holding period of one year is required for resales under Rule 144, along with compliance with other pertinent provisions of the Rule, including publicly available information concerning the Company (this requirement will be satisfied by the continued timely filing by the Company of all reports required to be filed by it with the Securities and Exchange Commission; limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale of Form 144). For information regarding "restricted securities" issued by the Company during the past three years and the commencement date of the holding period of these securities, see the caption "Recent Sales of Unregistered Securities," Part II, Item 5 of this Report.

         The following quotations were provided by the National Quotation Bureau, LLC. They represent inter-dealer prices and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.

                             STOCK QUOTATIONS*

                                               CLOSING BID

Quarter ended:                           High                Low
--------------                           ----                ---
January 4, 1999
through
March 31, 1999                          $  1.50           $  0.0625

April 1, 1999
through
June 30, 1999                           $  2.00           $   0.125

July 1, 1999
through
September 30, 1999                      $0.6875           $  0.3125

October 1, 1999
through
December 31, 1999                       $  0.75           $    0.01

January 4, 2000
through
March 31, 2000                          $  1.00           $    1.00

April 1, 2000
through
June 30, 2000                              1.00                 .75

July 1, 2000
through
September 30, 2000                      $   .75           $    2.75

October 1, 2000
through
December 31, 2000                       $  1.25           $    .687

Holders.

         The number of record holders of the Company's securities as of the date of this Report is approximately 117.

Dividends.

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

Common Stock Warrants and Options

         The Company has granted 750,000 stock warrants to certain individuals to purchase shares of common stock of CASi at $1.00 per share, these warrants expire on March 31, 2001. At the time of this filing, no warrants had been exercised. To issue the shares underlying these warrants under Rule 504, the warrants would have to be exercised prior to the effective date of the Company's Registration Statement on Form 10-SB, as amended, and the Company would have to comply with the post April 6, 1999, amendments to Rule 504 of Regulation D; otherwise, the underlying securities would have to be issued as "restricted securities" under an available exemption from the registration provisions of the Securities Act of 1933, as amended, or pursuant to a registration statement filed with the Securities and Exchange Commission.

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

         On June 5, 2000, the Company entered into a nonqualified stock option agreement with certain employees, directors, and independent contractors. The plan allows the Board to award up to 500,000 stock options. During 2000, the Board awarded 275,000 stock options. These options vested immediately and expire on June 5, 2010. This plan allows these individuals to purchase Company stock at $.875 per share. At the time of this filing, no options had been exercised.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

         The Company will continue to support the demands of its major customer, Alcatel; however, in order to offset anticipated declines in revenues from this customer, the Company is focusing its attention on developing and selling its new products. If CASi is unable to obtain additional customers and generate significant revenues from sales of its new products, the Company's results of operations will be significantly impacted and it may be unable to produce sufficient operating revenue to stay in business.

         The Company anticipates recognition of revenues from the ACE-10 product line beginning in the 2nd quarter of 2001. These products have a wide range of applications in various industries and FCC approval of the initial box should have a significant impact on the Company's earnings in 2001.

         Research, development, and design costs of the ACE-10 and NEBS-402 should be recouped in 2001 from sales of CASi's new products. CASi is aggressively marketing these new products and has agreed in principle with a national sales distributor to help promote the ACE-10 products.

         CASi expects gross profit margin to decline in 2001 due to the mix of its new product line and the decline in sales to its major customer, Alcatel. Market constraints and manufacturing costs will also have an impact on CASi's gross profit margin in 2001. CASi feels that the demand for the ACE-10 products should increase by the 4th quarter of 2001 and these increased quantity sales should positively impact the Company's gross profit. See the heading "Dependence on One or a Few Major Customers" of Part I, Item 1 of this Report.

         The Company wrote-off $109,508 of bad debts during the year ended December 31, 2000. The Company has tightened its credit policies and implemented new policies prohibiting the reoccurrence of this situation in future periods.

         The upgrade of CASi's web site, www.casi1.com, consists of two stages. The first stage consisted of a complete listing of product offerings for commercial and telecommunications applications, and was completed in October, 1999. Stage two will follow with the implementation of interactive e-commerce features which will automate sales inquiries, system configurations, quotations and order placement. The Company is currently working on the second stage.

         CASi expects revenues to decline until the demand for its new product line is established in the marketplace. The new product research and development costs have been paid from current cash flow and charged as an expense against current income.

         The Company has no major purchases planned for the next 12 months and does not expect to increase its personnel unless sales levels increase significantly during the next year. Cash provided from operations is expected to be sufficient to meet future operating expenses.

         Further, manufacturing costs of components are borne by the Company's subcontractors until products are delivered to CASi for testing and delivery to customers; as a result, any increased sales volume does not result in a corresponding increase in working capital needs.

Results of Operations.

         The Company had revenues of $2,872,790 during the calendar year ended December 31, 2000, as compared to revenues of $3,642,948 during the calendar year ended December 31, 1999. This decrease was primarily due to CASi's major customer's reduction in demand for CASi's MPS product line. The decline in demand for this product will have a significant impact on CASi's future earnings. This decrease in sales coupled with increased manufacturing costs resulted in lower gross profits in 2000. In order to offset this trend in future years, CASi has expanded its product line and is aggressively marketing these products to improve its operating results in 2001.

         Sales from Alcatel were 95% and 98% of total sales for the calendar years ended December 31, 2000 and 1999, respectively. The balance of these revenues were generated from sales to a variety of small customers and from the repair of existing Naked Mini Computers. In the 2000 calendar year, The Company's gross profit, before deduction of general and administrative expenses of $864,031, was $884,964; gross profit in the preceding calendar year was $1,435,513, before deduction of general and administrative expenses of $699,082. Principal general and administrative expenses included payroll expenses ($ 262,103 and $257,202, respectively); contracted services ($277,873 and $301,578, respectively); and bad debts ($109,508 and $-0-, respectively).

         The Company also incurred research and development expenses of $317,552 during the year ended December 31, 2000. The majority of these funds were spent for the NEBS-402 and ACE-10 product lines. Development of these products is substantially complete and the Company anticipates to incur an additional $100,000 in research and development expenses in the calendar year ended December 31, 2001.

                 The Company had a net operating loss for the year ended December 31, 2000. Federal income tax expense includes the recording of a federal tax refund of $92,256 due to the current year net operating loss.

Liquidity and Capital Resources.

         The Company's cash flow increased $86,934 in 2000 as compared with $162,242 in 1999. As of December 31, 2000, the Company had cash assets of $265,255, compared with $178,321 at December 31, 1999. During the first six months of fiscal 1999, the Company raised $215,000 from the sale of common stock and warrants pursuant to Regulation D, Rule 504 of the Securities and Exchange Commission. See the caption "Recent Sales of Unregistered Securities," Part II,
Item 5 of this Report.

         During 2000, The Company generated $732,995 of cash from collection of accounts receivable; however, cash funds were used to pay trade payables of $289,317 and income taxes of $232,871 during 2000. The company also incurred $127,307 in capital expenditures including capitalized software of $65,813 during 2000.

         Working capital decreased $207,802 during 2000 as compared with 1999. This decrease was primarily due to payments of trade payables and income taxes, and decreased accounts receivable during 2000.

         Management does not believe that SFAS No's 131 and 133 regarding segment reporting and derivatives, respectively, will have any impact on the Company's financial condition and operations.

                         PART II - FINANCIAL STATEMENTS




                            Financial Statements and
               Report of Independent Certified Public Accountants

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                           December 31, 2000 and 1999


                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY


                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........................3

FINANCIAL STATEMENTS

   Consolidated Balance Sheets at December 31, 2000 and 1999..............4

   Consolidated Statements of Operations for the years ended
    December 31, 2000 and 1999............................................5

   Consolidated Statement of Shareholders' Equity for the years ended December 31, 2000 and 1999.......................................6

   Consolidated Statements of Cash Flows for the years ended
   December 31, 2000 and 1999.............................................7

   Notes to Consolidated Financial Statements.............................8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Computer Automation Systems, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Computer Automation Systems, Inc., (formerly Intercontinental Strategic Minerals, Inc.) and Subsidiary, as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Automation Systems, Inc. and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $222,441 for the year ended December 31, 2000. Additionally, during early 2001, the Company lost a significant portion of their orders from a customer that accounted for 95% of the Company's revenues in 2000 due to the phasing out of a major product that was being purchased from the Company. These factors, among others as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
March 2, 2001

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999


                                                                           2000           1999
                                                                       ------------   ------------

                                              ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                          $    265,255   $    178,321
    Accounts receivable (net of allowance for doubtful
      accounts of $11,803 and $9,082 at December 31, 2000
      and 1999, respectively)                                                66,193        908,693
    Note receivable, current portion                                          5,535             --
    Employee receivables                                                     29,441         17,493
    Income tax receivable                                                    92,256             --
    Other receivables                                                            --          8,109
    Deferred tax asset                                                           --          8,903
    Inventory                                                               103,968        168,168
                                                                       ------------   ------------
              Total current assets                                          562,648      1,289,687

Property and equipment and capitalized software costs, net                  141,884         36,930

Note receivable, less current portion                                         4,465             --

Other assets                                                                  6,109             --
                                                                       ------------   ------------

              Total assets                                             $    715,106   $  1,326,617
                                                                       ============   ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Capital lease obligation, current portion                          $      2,534   $         --
    Accounts payable (includes $72,527 and $318,233 to a related
      party at December 31, 2000 and 1999, respectively)                    148,388        437,705
    Accrued liabilities                                                      11,739         11,322
    Warranty reserve                                                         15,000         15,000
    Income taxes payable                                                         --        232,871
                                                                       ------------   ------------
              Total current liabilities                                     177,661        696,898

Capital lease obligation, less current portion                                3,167             --
Convertible debt                                                            100,000             --
                                                                       ------------   ------------
                                                                            280,828        696,898

Shareholders' equity

    Preferred stock - 5,000,000 shares authorized; $.001 par
      value; no shares issued or outstanding                                     --             --
    Common stock - 15,000,000 shares authorized; $.001 par
      value; 8,393,334 and 8,369,334 shares issued and
      outstanding at December 31, 2000 and 1999, respectively                 8,394          8,370
    Additional paid-in capital                                              340,073        313,097
    Retained earnings                                                        85,811        308,252
                                                                       ------------   ------------

              Total shareholders' equity                                    434,278        629,719
                                                                       ------------   ------------

              Total liabilities and shareholders' equity               $    715,106   $  1,326,617
                                                                       ============   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                                                               4

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2000 and 1999



                                                                   2000            1999
                                                               ------------    ------------

Revenues                                                       $  2,872,790    $  3,642,948

Cost of revenues                                                  1,987,826       2,207,435
                                                               ------------    ------------

         Gross profit                                               884,964       1,435,513

General and administrative expenses                                 864,031         699,082

Research and development expense                                    317,552              --
                                                               ------------    ------------

Operating income (loss)                                            (296,619)        736,431

Other expenses
   Interest                                                           4,422              --
   Other                                                              4,753              --
                                                               ------------    ------------
                                                                      9,175              --

Net income (loss) before income taxes                              (305,794)        736,431

Income tax expense (benefit)
   Current                                                          (92,256)        232,871
   Deferred                                                           8,903          57,231
                                                               ------------    ------------
                                                                    (83,353)        290,102
                                                               ------------    ------------

         Net income (loss)                                     $   (222,441)   $    446,329
                                                               ============    ============

Income (loss) per common share - basic and diluted             $       (.03)   $        .05
                                                               ============    ============

Weighted average shares outstanding - basic and diluted           8,390,770       8,224,854
                                                               ============    ============



              The accompanying notes are an integral part of these
                      consolidated financial statements.                       5

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 For the years ended December 31, 2000 and 1999


                                             Common Stock            Additional
                                      ---------------------------      Paid-in      Retained
                                         Shares         Amount         Capital       Earnings          Total
                                      ------------   ------------   ------------   ------------    ------------

Balances at December 31, 1998            8,000,000   $      8,000   $     93,000   $   (138,077)   $    (37,077)

   Common stock issued for cash            333,334            334        214,133             --         214,467

   Common stock issued for
     services                               36,000             36          5,964             --           6,000

   Net income for the year                      --             --             --        446,329         446,329
                                      ------------   ------------   ------------   ------------    ------------

Balances at December 31, 1999            8,369,334          8,370        313,097        308,252         629,719

   Common stock issued for
     services                               24,000             24         26,976             --          27,000

   Net loss for the year                        --             --             --       (222,441)       (222,441)
                                      ------------   ------------   ------------   ------------    ------------

Balances at December 31, 2000            8,393,334   $      8,394   $    340,073   $     85,811    $    434,278
                                      ============   ============   ============   ============    ============




              The accompanying notes are an integral part of these
                      consolidated financial statements.                       6

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
                   the years ended December 31, 2000 and 1999

                                                                             2000            1999
                                                                         ------------    ------------
Cash flows from operating activities
    Net income (loss)                                                    $   (222,441)   $    446,329
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                          44,192          19,814
        Deferred tax provision                                                  8,903          57,231
        Bad debt expense                                                      109,508           4,599
        Stock issued for services                                              27,000           6,000
        Loss on sale of equipment                                               6,740              --
        Changes in operating assets and liabilities:
          Accounts receivable                                                 732,995        (701,245)
          Inventory                                                            33,219        (159,320)
          Employee receivables                                                (11,948)        (21,409)
          Other assets                                                          2,000           2,944
          Accounts payable                                                   (289,317)        114,044
          Accrued liabilities                                                     417         (18,313)
          Warranty reserve                                                         --          15,000
          Income taxes payable                                               (232,871)        232,871
          Income tax receivable                                               (92,256)             --
                                                                         ------------    ------------
                Net cash provided by (used in) operating activities           116,141          (1,455)
                                                                         ------------    ------------

Cash flows from investing activities
    Capital expenditures                                                     (127,307)         (9,640)
                                                                         ------------    ------------
                Net cash used in investing activities                        (127,307)         (9,640)
                                                                         ------------    ------------

Cash flows from financing activities
    Payments on capital lease                                                  (1,900)             --
    Proceeds from issuance of stock                                                --         214,467
    Payments on loan from shareholder                                              --         (41,130)
    Proceeds from issuance of convertible debt                                100,000              --
                                                                         ------------    ------------
                Net cash provided by financing activities                      98,100         173,337
                                                                         ------------    ------------

Net increase in cash and cash equivalents                                      86,934         162,242

Cash and cash equivalents, beginning of year                                  178,321          16,079
                                                                         ------------    ------------

Cash and cash equivalents, end of year                                   $    265,255    $    178,321
                                                                         ============    ============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                               $      2,228    $         28
                                                                         ============    ============
    Cash paid for income taxes                                           $    224,273    $         --
                                                                         ============    ============

Schedule of non-cash investing and financing transactions
    Receipt of note receivable for sale of equipment                     $     10,000    $         --
                                                                         ============    ============
    Capital lease obligation incurred for use of equipment               $      7,601    $         --
                                                                         ============    ============


              The accompanying notes are an integral part of these
                      consolidated financial statements.                       7

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Intercontinental Strategic Minerals, Inc. ("ISM" "CASI" or the "Company") was incorporated in the State of Utah on July 16, 1981. The Company was formed for the primary purpose of acquiring and investing in mining properties. The Company was not successful in its endeavors and ceased operations in or before 1983 when all assets and liabilities were liquidated. The Company was then dormant until it merged with and became Intercontinental Strategic Minerals, Inc., a Nevada corporation formed for the purpose of changing the domicile to Nevada, in March 1999. On July 28, 1999 the Company acquired all of the outstanding common stock of Computer Automation Systems, Inc. ("CASI-Texas"), pursuant to an Agreement and Plan of Reorganization. CASI-Texas is a Texas corporation incorporated on February 13, 1999 for the purpose of designing and manufacturing custom rack mount and industrial computer applications for the telecom and other high tech industries. Subsequent to the Agreement and Plan of Reorganization, the name of Intercontinental Strategic Minerals, Inc. was changed to Computer Automation Systems, Inc.

Pursuant to The Agreement and Plan of Reorganization, ISM issued 6,400,000 shares of ISM common stock to CASI-Texas' shareholders for all of the outstanding common stock of CASI-Texas. At the time of said issuance, ISM had 1,600,000 shares outstanding. Immediately after this issuance, CASI-Texas' shareholders owned 6,400,000 of the total outstanding of 8,000,000 shares, or 80%. For accounting purposes, the acquisition of CASI-Texas by ISM was accounted for as a recapitalization of CASI-Texas with CASI-Texas as the acquirer (a reverse acquisition) whereby CASI-Texas is considered to have issued 1,600,000 common shares for the net monetary assets of ISM. ISM had a book value equal to its cash value, $100,000, at the date of the reverse acquisition. Following this transaction, ISM changed its name to Computer Automation Systems, Inc.

The consolidated financial statements of CASI and its subsidiary (CASI-Texas) include the accounts of the Company and its subsidiary. All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. The Company maintains cash and cash equivalents in financial institutions, which may at times, exceed federally insured limits. The Company monitors these financial institutions and does not believe any undue risk is present.

Inventory

Inventory consists of component parts and finished goods valued at the lower of cost or market (net realizable value) using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred. Betterments and renewals are capitalized.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company utilizes the asset and liability method in accounting for income taxes. The Company recognizes deferred tax assets or liabilities computed based on the difference between the financial statements and income tax basis of assets and liabilities using the enacted marginal tax rate. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Revenue Recognition

Revenue is recognized when earned. For products which the Company designs and engineers or manufactures, revenue is recognized when products are shipped. Revenue is recognized for services such as custom design, configuration, and programming, as provided to customers.

Warranty Reserve

The Company provides a reserve for warranty expense for estimated costs to be incurred on items sold.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation for the year ended December 31, 2000 because their inclusion is anti-dilutive. There were no outstanding common stock equivalents during the year ended December 31, 1999.

Use of Estimates in Preparation of Financial Statements

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

Fair Value of Financial Instruments

The fair values of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts receivable and accounts payable, and convertible debt approximate their carrying values because of their short term nature or based on the Company's incremental borrowing rate.

Stock-based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations and applies Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, on a disclosure basis only.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 2 - INVENTORY

Principal components of inventory at December 31, 2000 and 1999 are as follows:

                                   2000       1999
                                 --------   --------

Component parts                  $103,968   $168,168
                                 ========   ========


NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $222,441 in 2000. In addition, Alcatel, the Company's largest customer which made up 95% of the Company's revenue in 2000, has notified the Company that it has decided to phase out the use of a major product it currently purchases from the Company. This will have a significant negative impact on the Company's revenues and cash flow.

The Company has taken steps in response to this development to increase its customer base and focus on the marketing of its new product lines, which if successful could generate significant revenues in future years. Management believes that these actions will provide sufficient liquidity to enable the Company to meet its obligations and continue in business. However, there is no assurance that such actions will be successful.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE COSTS

Property and equipment and capitalizd software costs at December 31, 2000 and 1999 are summarized as follows:

                                                                          Depreciable
                                             2000            1999         Life (years)
                                         ------------    ------------     ------------

Testing & manufacturing equipment        $     76,441    $     14,392          5 to 7
Office equipment                               48,725          51,572          5 to 7
Software development costs                     65,813              --               3
                                         ------------    ------------
                                              190,979          65,964
Less accumulated depreciation and
  amortization                                (49,095)        (29,034)
                                         ------------    ------------
                                         $    141,884    $     36,930
                                         ============    ============

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 5 - CONVERTIBLE DEBT

During 2000, the Company secured $100,000 of financing as part of a $150,000 convertible note agreement. Pursuant to the terms of this agreement, the Company can draw down an additional $50,000 in 2001. The Company is using the funding for research and development of its new products. Interest accrues on the outstanding principal balance of the note at the rate of 10% per annum and is payable monthly. The unpaid principal together with any unpaid accrued interest is due on September 27, 2003. The holder of the note has the option of converting all unpaid principal and accrued interest into shares of CASI common stock at $1.25 per share.

NOTE 6 - RESEARCH AND DEVELOPMENT COSTS

The Company classifies the costs of planning, designing and establishing the technological feasibility of a computer hardware product as research and development costs and charges those costs to expense when incurred. After technological feasibility has been established, costs of producing a marketable product are capitalized and amortized over the estimated life of the product (3 years). Cost of maintenance and customer support is charged to expense as incurred. During 2000, the Company incurred research and development expenditures of $317,552 relating to the research, development and testing of new product lines.

NOTE 7 - INCOME TAXES

Temporary differences that give rise to the deferred tax assets or liabilities at December 31, 2000 are as follows:

     Deferred tax assets
       Accounts receivable                        $  4,013
       Warranty reserve                              5,100
       Net operating loss carryforward              12,113
                                                  --------
     Deferred tax asset                             21,226
       Valuation allowance                         (21,226)
                                                  --------
     Net deferred tax asset                       $     --
                                                  ========


The provision for income taxes for the years ended December 31, 2000 and 1999 consists of the following:

                           2000            1999
                       ------------    ------------
Federal
  Current              $    (92,256)   $    204,526
  Deferred                    8,903          50,265
State
  Current                        --          28,345
  Deferred                       --           6,966
                       ------------    ------------
                       $    (83,353)   $    290,102
                       ============    ============

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 7 - INCOME TAXES (Continued)

A reconciliation of income tax expense (benefit) using the statutory federal income tax rate of 34% to the actual income tax expense (benefit) for the years ended December 31, 2000 and 1999 is as follows:

                                                         2000            1999
                                                     ------------    ------------

Federal tax expense (benefit) at statutory rate      $   (103,970)   $    250,387
State taxes net of federal benefit                             --          18,708
Change in valuation allowance                              21,226              --
Adjustment of prior year deferred tax estimates                --          19,347
Other                                                        (609)          1,660
                                                     ------------    ------------
                                                     $    (83,353)   $    290,102
                                                     ============    ============

The Company has net operating losses at December 31, 2000 of approximately $296,000. The Company intends to carryback these losses to recover taxes previously paid. A state net operating loss carryforward of $296,000 is available to reduce future state taxable income.

NOTE 8 - RELATED-PARTY TRANSACTIONS

The Company has a Cooperation Agreement ("Agreement") with an entity controlled by a director and shareholder of the Company. The Agreement provides for sharing complimentary resources in the engineering, manufacturing, and support of industrial computers. Substantially all product production is provided for under this Agreement. Pricing is negotiated with each order as submitted. The related party payable in connection with services received by the Company as of December 31, 2000 and 1999 was $72,527 and $318,233, respectively. Total expenses related to production paid to this related party were $1,356,839 and $710,654 for the years ended December 31, 2000 and 1999, respectively. The Company also leases its facilities from this entity on a month-to-month basis at $1,505 per month. Total rent expense for the year ended December 31, 2000 and 1999 was $18,060 for each year.

In 1999, a shareholder advanced funds totaling $81,484 to the Company for the purchase of testing equipment and for payment of certain operating expenses. The balance due to this shareholder was repaid in full as of December 31, 1999. In 2000, the Company advanced funds to the Company's president. As of December 31, 2000 the balance due was $19,550. This amount is included in employee receivables in the accompanying balance sheet.

NOTE 9 - CAPITAL

On July 5, 2000, the Company extended the exercise period of 750,000 outstanding warrants to purchase shares of common stock of CASI at $1.00 per share through December 31, 2000. These warrants were exercisable immediately. The fair value of these warrants was estimated at the date of extension using the Black-Scholes option pricing model with the following assumptions; expected volatility 0%, risk free rate of 6%, no dividend yield and expected life of 6 months. No warrants have been exercised through December 31, 2000.

On December 31, 2000, the Company further extended the exercise period of these warrants to March 31, 2001. The warrants were exercisable immediately. The fair value of these warrants was estimated at the date of extension using the Black-Scholes option pricing model with the following assumptions; expected volatility 0%, risk free rate of 6%, no dividend yield and expected life of 3 months. A volatility of 0% was used due to the low volume of trading of the Company's stock since the reverse merger. The weighted average grant-date fair value of the warrants extended during 2000 was $1.15 per share.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 9 - CAPITAL (Continued)

On June 5, 2000, the Board unanimously approved a stock option plan for employees, Board members and key contractors. The plan allows the Board to award up to 500,000 stock options. The Board awarded 275,000 stock options all with an exercise price of $.88 per share during the second quarter of 2000. These options are exercisable immediately and have a 10-year life. The fair value of these options granted in 2000 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used; expected volatility 0%, risk free rate of 6%, no dividend yield and expected life of 2 years. A volatility of 0% was used due to the low volume of trading of the Company's stock since the reverse acquisition. The weighted average grant date fair value of options granted during 2000 was $.88 per share. No options have been exercised through December 31, 2000.

Had compensation costs for stock based compensation been determined consistent with the fair value method of SFAS 123, the Company's net loss and net loss per common share for the year ended December 31, 2000 would have been as follows:

Net loss, as reported                                $   (222,441)

Additional expense related to warrants                    (21,800)

Additional expense related to options                     (26,833)
                                                     ------------

Pro forma net loss                                   $   (271,074)
                                                     ============

Pro forma net loss per common share                  $       (.03)
                                                     ============


NOTE 10 - LEASES

In 1999 the Company entered into an operating lease with a related party for its facilities. The lease agreement provides for rent of $1,505 to be paid on a month-to-month basis. Total rent expense for 2000 and 1999 for this facility was $18,060 for each year.

Additionally, the Company leases certain equipment under noncancelable operating leases. The future minimum rental commitments under the leases are as follows:

     Year ending December 31,
           2001                                $    9,231
           2002                                     9,231
                                               ----------
           Total                               $   18,462
                                               ==========

Total rent expense for equipment incurred for 2000 and 1999 was $35,696 and $23,060, respectively.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 11 - SIGNIFICANT CONCENTRATION OF BUSINESS RISK

Approximately 95% and 98% of revenues in 2000 and 1999, respectively, was from a single customer. Accounts receivable related to this customer were approximately $64,295 and $895,000 at December 31, 2000 and 1999, respectively. In the event of non-performance, the maximum exposure to the Company is the recorded amount shown on the balance sheet.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

         The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                ---------    -----------   --------------

Michael E. Cherry     President     7/28/98           *
                      Director      7/28/98           *
                      CEO          10/22/99           *

William T. Criswell   Chairman     10/22/99           *
                      of the
                      Board

Connie Cherry         Secretary    10/22/99           *
                      Director     10/22/99           *

Chris Poinsatte       CFO          10/22/99         3/23/01
                      Director     10/22/99           *

Sylvia McCollum       Director     10/22/99           *

Sandra Cobb           Director       4/7/00           *

Frank Neukomm         Director     10/22/99        12/19/00

James R. Twedt        Secretary     7/28/98        10/22/99
                      Treasurer     7/28/98        10/22/99
                      Director      7/28/98        10/22/99

James T. Williams     Director      7/28/98        10/22/99

          * These persons presently serve in the capacities indicated.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999




Business Experience.

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

         William T. Criswell, Chairman of the Board. Mr. Criswell, age 79, is a graduate of the University of Miami. Starting in Brazil in 1946, he was manager of Northern Brazil for the Winthrop Company. He later worked for IBM and AM Corporations in Brazil and Venezuela. In 1953, Mr. Criswell entered the insurance field as founder of the first health insurance program in Latin America. He entered the development business in 1960 and for the next 18 years developed and constructed numerous projects in Central America. In 1978, Mr. Criswell came to Dallas to form the Criswell Development Company with his son. He retired from the Criswell Development Company and did not return to the development business until 1992. At that time, he formed Dorchester International, Inc., a company devoted to pursuing resort developments in Mexico and the Caribbean. Mr. Criswell is currently Director of Development and Senior Vice President of Golfcraft Corporation, where he is primarily responsible for identifying municipality development opportunities and supervision of golf center developments. Mr. Criswell also serves on the Dallas Area Rapid Transit Board of Directors.

         Connie Cherry, Secretary and Director. Ms. Cherry, age 46, received a B.S. Degree in Health and Physical Education from Penn State. After her graduation, she worked for approximately five years as a surgical periodontal assistant in Dallas, Texas. She then worked as an insurance salesperson from

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



MONY - Mutual of New York for three years. From 1981 to 1986, Ms. Cherry was sales manager for Cosmopolitan Lady Health Clubs in Dallas, Texas. She spent the next three years working in sales for Multi Market Media, which pioneered the "1-800 Dentist" national dental referral program. From 1989 through 1992, Ms. Cherry worked for Professional TV Productions, where she wrote, produced and sold TV commercials for clients such as attorneys, chiropractors, veterinarians and jewelers. From 1992 to 1995, she wrote, produced and sold TV commercials for TM Century Productions. Since then, she has been employed as Advertising Sales & Sales Manager for Power Media Group, dba "Texas Technology Magazine."

         Chris Poinsatte, Director and former Chief Financial Officer. Mr. Poinsatte, age 43, is the Chief Financial Officer of Dallas Area Rapid Transit ("DART"), a $2 billion transportation agency in Dallas, Texas. Mr. Poinsatte has been at DART since 1987, and is currently responsible for the accounting, investment, debt issuance, budgeting, financial planning, strategic planning, information systems, total quality management and business process reengineering functions. Before his employment at DART, Mr. Poinsatte was Chief Financial Officer at Home Financing Specialists, Inc.; Vice President of Operations of Associates Financial Express, Inc.; Controller at Associates Corporation Diversified Services, Inc.; and Senior Auditor at Arthur Andersen, LLP. He graduated from the University of Notre Dame with a B.A. in accounting and is a Certified Public Accountant in Texas. Mr. Poinsatte also serves as the Chair of the American Public Transit Association's Financial Management Committee and is a founding member and Chair of the Transit Finance Learning Exchange.

         Sylvia McCollum, Director. Ms. McCollum is 60 years of age. She has been the President of Control Manufacturing Co., Inc., of Plano, Texas, since 1977. Control Manufacturing is an electronics subcontractor that assembles and delivers product for the Company. Prior to her involvement with Control Manufacturing, Ms. McCollum was Director of Materials for International Computer Products, Inc., a company specializing in peripherals for the computer industry.

         Sandra Cobb, Director. Ms. Cobb is 56 years of age. She has been the Vice-President of Control Manufacturing Co., Inc., of Plano, Texas, since 1977. Control Manufacturing is an electronics subcontractor that assembles and delivers product for the Company. Prior to her involvement with Control Manufacturing, Ms. Cobb was Director of Materials for International Computer Products, Inc., a company specializing in peripherals for the computer industry.

Significant Employees.

         The Company has no significant employees who are not executive officers.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



Family Relationships.

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

Compliance with Section 16(a) of the Exchange Act.

         Each of the Company's directors and executive officers filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on or about May 19, 1998. To the best knowledge of management, all reports required to be filed by members of management under
Section 16(a) of the 1934 Act have been filed.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



Item 10. Executive Compensation.

Cash Compensation.

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)                       (b)       (c)       (d)      (e)     (f)      (g)       (h)       (i)        (j)

                                                                       Secur-
                                                                       ities                All        % of
Name and               Year or                       Other     Rest-   Under-     LTIP     Other       Total
Principal              Period     Salary     Bonus   Annual    ricted  lying      Pay-     Comp-      Options
Position               Ended        ($)       ($)    Compen-   Stock   Options    outs    ensat'n     Granted
---------              -------    ------     -----   -------   ------  -------    ----    -------     -------

Michael E.
Cherry,               12/31/99    $97,462      0        0        0          0       0        0           0
CEO, Pres.            12/31/00    $44,000      0        0        0     12,000       0        0         4.3
Director

William T.            12/31/99     $6,300      0        0        0          0       0        0           0
Criswell              12/31/00    $36,000      0        0        0     52,000       0        0        18.9
Chairman

Connie                12/31/99          0      0        0        0          0       0        0           0
Cherry,               12/31/00          0      0        0        0     12,000       0        0         4.3
Secretary
And Director


Chris                 12/31/99          0      0        0        0          0       0        0           0
Poinsatte,            12/31/00          0      0   $7,725        0     13,000       0        0         4.7
Director and
Former CFO

Sylvia                12/31/99          0      0        0        0          0       0        0           0
McCollum,             12/31/00          0      0        0        0     12,000       0        0         4.3
Director

Frank                 12/31/99          0      0        0   12,000          0       0        0           0
Neukomm,              12/31/00          0      0        0   24,000      1,000       0        0          .3
Former Director

Sandra                12/31/99          0      0        0        0          0       0        0
Cobb,                 12/31/00          0      0        0        0     12,000       0        0         4.3
Director

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


            (1) On October 22, 1999, the Company's Board of Directors resolved to increase Mr. Cherry's salary to $100,000 per year and to pay Mr. Criswell a salary of $36,000 per year.

            (2) On October 22, 1999, the Company's Board of Directors resolved to pay to each director 12,000 "unregistered" and "restricted" shares of the Company's common stock for each year of service to the Company, commencing on the date of the resolution. See the heading "Compensation of Directors," below.

            (3) On March 6, 2000, the Company's Board of Directors resolved to create an audit committee, on which Mr. Poinsatte will serve in consideration of the payment of 1000 "unregistered" and "restricted" shares of the Company's common stock for each meeting attended. See the heading "Compensation of Directors," below.

            (4) On June 5, 2000, the Company's Board of Directors resolved to enter into a nonqualified stock option plan with certain key employees, directors, and independent contractors. See the heading "Common Stock Warrants and Options" under Item 5 - "Market for Common Equity and Related Stockholder Matter."

         Except as set forth above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to The Company's management during the calendar years ended December 31, 2000 and 1999.

Compensation of Directors.

         On October 22, 1999, the Company's Board of Directors resolved to issue to each director 12,000 "unregistered" and "restricted" shares of The Company's common stock for each year of service to the Company, commencing on the date of the resolution.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



         On March 6, 2000, the Company's Board of Directors resolved to create an audit committee, with Mr. Poinsatte to be the first member of the committee and with at least one other outside member to be appointed. The Board further resolved to issue 1000 "unregistered" and "restricted" shares of the Company's common stock to each director for each audit committee meeting attended.

         Other than the foregoing, there are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director and no additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

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

Bonuses and Deferred Compensation

          None.


Compensation Pursuant to Plans

          None.


Pension Table

          None; not applicable.


Other Compensation

          None.


Termination of Employment and Change of Control Arrangements

          None.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

         The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock, including stock options, outstanding as of the date of this Report, assuming 8,668,334 shares are outstanding:

                                Type of       Number of Shares                         Percentage
    Name and Address           Ownership     Beneficially Owned          Subtotal       Of Class
    ----------------           ---------     ------------------          --------      ----------
Michael E. Cherry

1825 E. Plano Parkway           Personal          4,143,000(1)
Suite 200                                                                4,155,000        47.99
Plano, Texas 75074              Options              12,000

Sandra Cobb

1825 E. Plano Parkway           Personal            912,000
Suite 200                                                                  924,000         10.6
Plano, Texas 75074              Options              12,000

Sylvia McCollum

1825 E. Plano Parkway           Personal            912,000
Suite 200                                                                  924,000         10.6
Plano, Texas 75074              Options              12,000

               TOTAL                                                     6,003,000         69.2

         (1) A total of 60,000 of these shares are held in the names of Mr. Cherry's minor children.


Security Ownership of Management.

         The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report, assuming 8,668,334 shares and options are outstanding:

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


                                       Type of      Number of Shares                   Percentage
           Name and Address           Ownership    Beneficially Owned     Subtotal      Of Class
           ----------------           ---------    ------------------     --------     ----------
Michael E. Cherry

1825 E. Plano Parkway                 Personal     4,143,000(1)(2)(3)
Suite 200                                                                  4,155,000      47.99
Plano, Texas 75074                     Options        12,000

William T. Criswell

2756 Fairwood Avenue                   Options        52,000(3)               52,000         .5
Carrollton, Texas 75006

Connie Cherry

815 Autumn Ridge Drive                 Options        12,000(2)(3)            12,000         .1
McKinney, Texas 75070

Chris Poinsatte (former CFO)
3924 Peter Pan                         Options        13,000(3)               13,000         .1
Dallas, TX 75229

Sylvia McCollum

1825 E. Plano Parkway                 Personal       912,000(3)
Suite 200                                                                    924,000       10.6
Plano, Texas 75074                     Options        12,000

Frank Neukomm (former director)
6601 Kirby Drive                      Personal       130,667(3)
Suite 600                                                                    131,667        1.5
Houston, Texas 77005                   Options         1,000

Sandra Cobb

1825 E. Plano Parkway                 Personal       912,000(3)
Suite 200                                                                    924,000       10.6
Plano, Texas 75074                     Options        12,000

                      TOTAL                                                6,211,667       71.6

         (1) A total of 60,000 of these shares are held in the names of Mr. Cherry's minor children.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



         (2) Michael E. Cherry and Connie Cherry are husband and wife. As a result, all shares beneficially owned by Mr. Cherry may also be deemed to be beneficially owned by Ms. Cherry.

         (3) During 2000, the Board entered into a nonqualified stock option plan and awarded certain key employees, directors, and independent contractors options totaling 275,000. The number of shares reflected in the table in Item 11 above includes these options. See additional information under the heading "Common Stock Warrants and Options" under Item 3.

Changes in Control.

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

Reports on Form 8-K.

         Current Report on Form 8-K, dated February 28, 2000, previously filed with the Securities and Exchange Commission.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



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

                                         COMPUTER AUTOMATION SYSTEMS, INC.


Date: March 30, 2001                     By /s/ MICHAEL E. CHERRY
     --------------------                   ------------------------------
                                            Michael E. Cherry, Chief
                                            Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of The Company and in the capacities and on the dates indicated:

Date: March 30, 2001                     By /s/ MICHAEL E. CHERRY
     --------------------                   ------------------------------
                                            Michael E. Cherry, Chief
                                            Executive Officer and Director


Date: March 30, 2001                     By /s/ WILLIAM T. CRISWELL
     --------------------                   -----------------------------
                                            William T. Criswell, Director


Date: March 30, 2001                     By /s/ CHRIS POINSATTE
     --------------------                   -----------------------------
                                            Chris Poinsatte, Director


Date: March 30, 2001                     By /s/ SANDRA COBB
     --------------------                   -----------------------------
                                            Sandra Cobb, Director

Date: March 30, 2001                     By /s/ SYLVIA MCCOLLUM
     --------------------                   -----------------------------
                                            Sylvia McCollum, Director

Date: March 30, 2001                     By /s/ CONNIE CHERRY
     --------------------                   -----------------------------
                                            Connie Cherry, Director