Form 10QSB
period 2001-03-31
COMPUTER AUTOMATION SYSTEMS INC
filed 2001-06-08
CIK 1085069

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended MARCH 31, 2001

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

         Item 3.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition..........................7

         Item 4.  Cautionary Statement........................................8

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................9

         Item 2.  Changes in Securities.......................................9

         Item 3.  Defaults Upon Senior Securities.............................9

         Item 4.  Submission of Matters to a Vote of Securities Holders.......9

         Item 5.  Other Information...........................................9

         Item 6.  Exhibits and Reports on Form 8-K............................9

SIGNATURES....................................................................9

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY


                                      INDEX




Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000                             2

Consolidated Statements of Operations (unaudited)
   for the periods ended March 31, 2001 and 2000                                                            3

Consolidated Statements of Cash Flows (unaudited) for the
   periods ended March 31, 2001 and 2000                                                                    4

Notes to Interim Consolidated Financial Statements                                                          5

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
               At March 31, 2001 (unaudited) and December 31, 2000


                                     ASSETS

                                                                   March 31,     December 31,
                                                                     2001             2000
                                                                 ----------      ------------

Current assets:
   Cash and cash equivalents                                     $   19,807       $  265,255
   Accounts receivable (net of allowance for uncollectible
      accounts of $11,803 at March 31, 2001 and
      December 31, 2000)                                            635,536           66,193
   Income tax receivable                                             92,256           92,256
   Other receivables                                                 36,487           29,441
   Note receivable, current portion                                   5,535            5,535
   Inventory                                                        187,535          103,968
                                                                 ----------       ----------

Total current assets                                                977,156          562,648

Property and equipment                                              134,384          141,884

Note receivable - less current portion                                4,003            4,465

Other assets                                                          5,858            6,109
                                                                 ----------       ----------

TOTAL ASSETS                                                     $1,121,401       $  715,106
                                                                 ==========       ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion - long term debt                              $    2,534       $    2,534
   Accounts payable (includes $265,000 and $72,527
      to a related party at March 31, 2001 and
      December 31, 2000, respectively)                              438,817          148,388
   Accrued liabilities                                                3,504           11,739
   Income tax payable                                                    --               --
   Warranty reserve                                                  15,000           15,000
                                                                 ----------       ----------

Total current liabilities                                           459,855          177,661

Capital lease obligation, less current portion                        2,322            3,167
Convertible debt                                                    100,000          100,000

Shareholders' equity
  Preferred stock -- 5,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                          --               --
  Common stock -- 15,000,000 shares authorized, $.001 par
     value; 8,369,334 shares issued and outstanding                   8,394            8,394
  Additional paid-in capital                                        340,073          340,073
  Retained earnings                                                 210,757           85,811
                                                                 ----------       ----------

Total shareholders' equity                                          559,224          434,278
                                                                 ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $1,121,401       $  715,106
                                                                 ==========       ==========

             See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  For the periods ended March 31, 2001 and 2000


                                                    Three Months Ended March 31,
                                                  --------------------------------
                                                      2001                2000
                                                  ------------        ------------

Revenues                                          $    580,445        $    382,489
Cost of sales                                          260,780             260,694
                                                  ------------        ------------

Gross profit                                           319,665             121,795

General and administrative expenses                    171,368             141,748

Research and development expenses                       23,098              57,670
                                                  ------------        ------------

Operating income (loss)                                125,199             (77,623)

Other income (expenses)                                   (250)                695
                                                  ------------        ------------

Net income (loss) before income taxes                  124,949             (76,928)

Income tax expense (benefit)                            42,500             (26,156)
                                                  ------------        ------------

Net income (loss)                                 $     82,449        $    (50,772)
                                                  ============        ============

Income (loss) per share - basic and diluted       $       .001        $      (.006)

Weighted average shares outstanding - basic
   and diluted                                       8,369,334           8,369,334
                                                  ============        ============



             See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  For the periods ended March 31, 2001 and 2000


                                                                 Three Months Ended
                                                          --------------------------------
                                                              2001                2000
                                                          ------------        ------------

Cash flows from operating activities
   Net income (loss)                                      $     82,449        $    (50,772)
Adjustments to reconcile net income (loss) to cash
   used in operating activities:
   Depreciation and amortization                                 7,500               5,400
Changes in operating assets and liabilities:
   Accounts receivable                                        (569,344)            381,714
   Inventory                                                   (83,568)             41,026
   Other receivables                                            (7,046)            (13,923)
   Other assets                                                    713                  --
   Income taxes                                                 42,500            (211,156)
   Accounts payable                                            289,774            (220,930)
   Accrued liabilities                                          (7,581)            (11,214)
                                                          ------------        ------------

       Net cash used in operating activities                  (244,603)            (79,855)

Cash flows from investing activities
   Capital expenditures                                             --             (11,908)
                                                          ------------        ------------

       Net cash used in investing activities                        --             (11,908)

Cash flows from financing activities
   Payments on Capital Lease                                      (845)                 --
                                                          ------------        ------------

Net cash provided by (used in) financing activities               (845)                 --
                                                          ------------        ------------

Net increase (decrease) in cash                               (245,448)            (91,763)

Cash and cash equivalents, beginning of period                 265,255             178,321
                                                          ------------        ------------

Cash and cash equivalents, end of period                  $     19,807        $     86,558
                                                          ============        ============


Supplemental disclosures of cash flow information:

   Cash paid for income taxes                             $         --        $    185,000
                                                          ============        ============


             See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000


1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements of Computer Automation Systems, Inc. and Subsidiary (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2000 and the period February 13, 1998 (date of inception) to December 31, 1998. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended March 31, 2001 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated


2.       CONCENTRATIONS OF OPERATIONS

The Company manufactures industrial and commercial computers primarily for one customer. This customer accounted for approximately 98% of the Company's total revenues for the three months ended March 31, 2001 and 2000.


3.       EARNINGS (LOSS) PER COMMON SHARE

Earnings per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Accordingly, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for each respective period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares plus dilutive common share equivalents outstanding during each respective period using the treasury stock method. Common stock equivalents were not included in the computation for the three months period ended March 31, 2001 because their inclusion is antidilutive. There were no outstanding common stock equivalents for the three month periods ended March 31, 2000.

The following table reconciles basic and diluted earnings per share:

                                                              Three months ended
                                                                   March 31
                                                       -------------------------------
                                                           2001               2000
                                                       ------------       ------------

Net income (loss)                                      $     82,449       $    (50,772)

Weighted average number of shares outstanding
     Basic                                                8,369,334          8,369,334
     Dilutive effect of common stock equivalents                 --                 --
                                                       ------------       ------------
     Diluted                                              8,369,334          8,369,334

Earnings (loss) per share, basic and diluted           $       .001       $      (.006)
                                                       ============       ============

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000



4.       RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred. The Company incurred research and development expenditures of $185,097 and $57,670 for the three months ended March 31, 2001 and March 31, 2000 respectively. These expenditures related to the research, development and testing of new product lines.


Item 2.

PLAN OF OPERATION.

Computer Automated Systems, Inc. ("CASi" or the "Company") designs and manufactures industrial and customer specific rackmount computer systems for the telecommunications and other industries. The Company uses in-house engineering to provide quick, customized, and innovative responses to customer specifications and requirements. The Company specializes in the development of National Equipment Building Standards ("NEBS") certified, Sun and Intel microprocessor-based, fault-tolerant systems for the telecommunications industry. NEBS is a telecommunication industry design standard for manufacturing telephone applications equipment.

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

Alcatel, a subsidiary of a diversified French telecommunications manufacturer, Alcatel, S.A., is CASi's largest account. It represented approximately 98% of CASi's sales for the year ending December 31, 2000 and 98% of sales in the first quarter of 2001. However, future sales to this customer will decline significantly in the second quarter 2001 due to Alcatel's phasing out of the Company's principal product line.

In order to offset this decline in revenues, the Company completed its design and development of its new product line during the first quarter of 2001. This new product, ACE-10, is currently being marketed to potential customers and delivery of this product to customers should begin during the second quarter of 2001.

The Company plans to incur research and development costs in 2001 for enhancements and new applications of its existing ACE-10 product lines and for completion of CASi's NEBS-400(TM) system. Management expects to invest between $75,000 and $100,000 during calendar year 2001 for research and development costs.

Sales volume increases are not anticipated to have a negative impact on CASi's working capital. The Company believes that cash provided from operations and sales of its new ACE-10 product lines will be sufficient to fund increased sales volume and new research and development costs. If sales volume of the ACE-10 product lines achieve certain sales goals, the Company will seek to obtain a working capital line of credit with a bank to ensure working capital is not adversely effected.

Although the Company is reviewing strategic acquisitions and business partnerships to improve its position in the marketplace, there are no major acquisitions planned at this time.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000



The Company has three employees. CASi uses subcontractors for most of its engineering and manufacturing services. It also contracts-out most of its legal, marketing, and administrative functions. The Company plans to add personnel (through either direct hire or subcontract) in engineering, sales and sales support, and finance and administration over the next twelve months once new product development is complete.

Item 3.

MANAGEMENT'S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS AND FINANCIAL
CONDITION

The Company had revenues of $580,445 and a gross profit margin of $319,665 (55.1%) for the three months ended March 31, 2001 as compared with revenues of $382,489 and a gross profit margin of $121,795 (31.8%) for the same period in 2000.

The Company incurred $171,368 of general and administrative expenses for the three months ended March 31, 2001 as compared with $141,748 for the same period in 2000. The primary components of administrative costs in the first three months of 2001 were salaries and wages ($49,623) and outside services ($48,552). The primary components of administrative costs for the three-month period ending March 31, 2000 were salaries and wages ($59,423) and contract services ($24,674). Management has concentrated its efforts to reduce general and administrative costs in 2001 and expects these costs to decrease as compared with 2000.

The Company incurred $23,098 of research and development costs for the three months ending March 31, 2001 as compared to $57,670 spent over the same period in 2000. The decrease in research and development costs is due primarily to the completion of CASi's new product lines, ACE-10's and NEBS-400(TM) series discussed in the Plan of Operations.

The Company had net income after taxes of $82,449, $0.001 per share, for the three months ended March 31, 2001; as compared with a net loss after income taxes of ($50,772), ($0.006 per share), for the three months ended March 31, 2000. The net income was primarily due to an increase sales and a reduction in research and development costs. Due to the Company's anticipated reduction in sales and the uncertainty of the success of its new product lines, it is possible that the Company may show a loss in the second quarter of the year and possibly not continue as a going concern.

At March 31, 2001, the Company had cash and cash equivalents of $19,807, compared with $265,255 at December 31, 2000. During the three months ended March 31, 2001, the Company had a net decrease in cash in the amount of $245,448, principally due to an increase in accounts receivable and a decrease in accounts payable.

Management does not believe that SFAS Nos. 131 and 133 regarding segment reporting and derivatives, respectively, will have any impact on the Company's financial condition and operations.

Item 4.

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

The Financial Statements and financial information filed herein was completed by management and has not been reviewed by the Independent Auditors of the company.

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


COMPUTER AUTOMATION SYSTEMS, INC.

DATE:  June 7, 2001
       -------------------------------------

SIGNATURE:  /s/ MICHAEL E. CHERRY
           ---------------------------------
             MICHAEL E. CHERRY, PRESIDENT