Form 10QSB/A
period 2001-03-31
COMPUTER AUTOMATION SYSTEMS INC
filed 2001-06-22
CIK 1085069

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended MARCH 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from __________ to _______


                        Commission File Number 000-27419


                        COMPUTER AUTOMATION SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                 75-2749166
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

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

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY


                                      Index




Consolidated Balance Sheets at March 31, 2001 (unaudited) and
    December 31, 2000                                                  2

Consolidated Statements of Operations
   for the three months ended March 31, 2001 and 2000                  3

Consolidated Statements of Cash Flows for the
   three months ended March 31, 2001 and 2000                          4

Notes to Interim Consolidated Financial Statements                     5

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                     ASSETS

                                                                               March 31,           December 31,
                                                                                 2001                  2000
                                                                              (Unaudited)
                                                                           ----------------          ----------

Current assets:
   Cash and cash equivalents                                               $       19,807         $      265,255
   Accounts receivable (net of allowance for uncollectible
      accounts of $11,803)                                                        631,022                 66,193
   Income tax receivable                                                           92,256                 92,256
   Other receivables                                                               36,487                 29,441
   Note receivable, current portion                                                 5,535                  5,535
   Inventory                                                                      187,535                103,968
                                                                           --------------          -------------

Total current assets                                                              972,642                562,648

Property and equipment, net of depreciation                                       134,384                141,884

Note receivable - less current portion                                              4,003                  4,465

Other assets                                                                        5,858                  6,109
                                                                           --------------         --------------

TOTAL ASSETS                                                               $    1,116,887         $      715,106
                                                                           ==============         ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion - long term debt                                        $        2,534         $        2,534
   Accounts payable (includes $358,081 and $72,527
      to a related party, respectively)                                           437,140                148,388
   Accrued liabilities                                                              3,504                 11,739
   Income tax payable                                                              42,500                      -
   Warranty reserve                                                                15,000                 15,000
                                                                           --------------          -------------

Total current liabilities                                                         500,678                177,661

Capital lease obligation, less current portion                                      2,322                  3,167
Convertible debt                                                                  100,000                100,000

Shareholders' equity
  Preferred stock -- 5,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                                         -                      -
  Common stock -- 15,000,000 shares authorized, $.001 par
     value; 8,369,334 shares issued and outstanding                                 8,394                  8,394
  Additional paid-in capital                                                      340,073                340,073
  Retained earnings                                                               165,420                 85,811
                                                                           --------------         --------------

Total shareholders' equity                                                        513,887                434,278
                                                                           --------------         --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $    1,116,887         $      715,106
                                                                           ==============         ==============

See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations


                                                  Three Months Ended March 31,
2001     2000
                                                   (Unaudited)       (Unaudited)

Revenues                                         $     580,445    $     382,489
Cost of sales                                          268,159          260,694
                                                 -------------    -------------

Gross profit                                           312,286          121,795

General and administrative expenses                    166,829          141,748

Research and development expenses                       23,098           57,670
                                                 -------------    -------------

Operating income (loss)                                122,359          (77,623)

Other income (expenses)                                   (250)             695
                                                 --------------    ------------

Net income (loss) before income taxes                  122,109          (76,928)

Income tax expense (benefit)                            42,500          (26,156)
                                                 -------------     -------------

Net income (loss)                                $      79,609    $     (50,772)
                                                 =============    ==============

Income (loss) per share - basic and diluted      $        .01     $        (.01)

Weighted average shares outstanding - basic
   and diluted                                       8,369,334        8,369,334
                                                  ============     ============

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                                   Three Months Ended March 31,
                                                                                    2000                  2001
                                                                                 (Unaudited)           (Unaudited)
                                                                             ---------------         --------------
Cash flows from operating activities
   Net income (loss)                                                         $      79,609           $      (50,772)
Adjustments to reconcile net income (loss) to cash
   used in operating activities:
   Depreciation and amortization                                                     7,500                    5,400
Changes in operating assets and liabilities:
   Accounts receivable                                                            (564,830)                 381,714
   Inventory                                                                       (83,568)                  41,026
   Other receivables                                                                (7,046)                 (13,923)
   Other assets                                                                        713                        -
   Income taxes                                                                     42,500                 (211,156)
   Accounts payable                                                                288,754                 (220,930)
   Accrued liabilities                                                              (8,235)                 (11,214)
                                                                             --------------          ---------------

       Net cash used in operating activities                                      (244,603)                 (79,855)

Cash flows from investing activities
   Capital expenditures                                                                  -                  (11,908)
                                                                             -------------           ---------------

       Net cash used in investing activities                                             -                  (11,908)

Cash flows from financing activities
   Payments on Capital Lease                                                          (845)                       -
                                                                             --------------          --------------

Net cash used in financing activities                                                 (845)                       -
                                                                             --------------          --------------

Net decrease in cash                                                              (245,448)                 (91,763)

Cash and cash equivalents, beginning of period                                     265,255                  178,321
                                                                             -------------           --------------

Cash and cash equivalents, end of period                                     $      19,807           $       86,558
                                                                             =============           ==============


Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                                $           -           $      185,000
                                                                             =============           ==============

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements





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


3.       EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for each respective period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares plus dilutive common share equivalents outstanding during each respective period using the treasury stock method. Common stock equivalents were not included in the computation for the three months period ended March 31, 2001 because their inclusion is antidilutive. There were no outstanding common stock equivalents for the three month periods ended March 31, 2001.

The following table reconciles basic and diluted earnings per share:

                                                       Three months ended
                                                              March 31
                                                  -----------------------------
                                                       2001            2000
                                                       ----            ----

Net income (loss)                                 $    82,449       $   (50,772)

Weighted average number of shares outstanding
     Basic                                          8,369,334         8,369,334
     Dilutive effect of common stock equivalents            -                 -
                                                  -----------       -----------
     Diluted                                        8,369,334         8,369,334

Earnings (loss) per share, basic and diluted      $       .01       $     (.01)
                                                  ===========       ===========

4.       RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred. The Company incurred research and development expenditures of $23,098 and $57,670 for the three months ended March 31, 2001 and March 31, 2000 respectively. These expenditures related to the research, development and testing of new product lines.


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

The Company plans to incur research and development costs in 2001 for enhancements and new applications of its existing ACE-10 product lines and for completion of CASi's NEBS-400TM system. Management expects to invest between $75,000 and $100,000 during calendar year 2001 for research and development costs.

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

Item 3.

Management's Discussion and Analysis Results of Operations and Financial
Condition

The Company had revenues of $580,445 and a gross profit margin of $312,286 (53.8%) for the three months ended March 31, 2001 as compared with revenues of $382,489 and a gross profit margin of $121,795 (31.8%) for the same period in 2000.

The Company incurred $166,829 of general and administrative expenses for the three months ended March 31, 2001 as compared with $141,748 for the same period in 2000. The primary components of administrative costs in the first three months of 2001 were salaries and wages ($49,623) and outside services ($48,552). The primary components of administrative costs for the three-month period ending March 31, 2000 were salaries and wages ($59,423) and contract services ($24,674). Management has concentrated its efforts to reduce general and administrative costs in 2001 and expects these costs to decrease as compared with 2000.

The Company incurred $23,098 of research and development costs for the three months ending March 31, 2001 as compared to $57,670 spent over the same period in 2000. The decrease in research and development costs is due primarily to the completion of CASi's new product lines, ACE-10's and NEBS-400TM series discussed in the Plan of Operations.

The Company had net income after taxes of $79,609, or $0.01 per share, for the three months ended March 31, 2001; as compared with a net loss after income taxes of ($50,772), or ($0.01 per share), for the three months ended March 31, 2000. The net income was primarily due to an increase sales and a reduction in research and development costs. Due to the Company's anticipated reduction in sales and the uncertainty of the success of its new product lines, it is possible that the Company may show a loss in the second quarter of the year and possibly not continue as a going concern.

At March 31, 2001, the Company had cash and cash equivalents of $19,807, compared with $265,255 at December 31, 2000. During the three months ended March 31, 2001, the Company had a net decrease in cash in the amount of $245,448, principally due to an increase in accounts receivable and a decrease in accounts payable.

Item 4.

PRECAUTIONARY STATEMENT

This form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate, and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding our intent, belief or current expectations of our Company, our directors or officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by governmental regulations; (iii) any adverse effect on our continued positive cash flow and our abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business;
(v) any inability of us to successfully conduct our business in new markets; and
(vi) other risks including those identified in our filing with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.


PART II

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

         We filed no reports on Form 8-K during the period covered by this Form 10-QSB.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.


COMPUTER AUTOMATION SYSTEMS, INC.


Date:
                  ----------------------




Signature:        /s/  Michael E. Cherry
                  ----------------------
                       Michael E. Cherry, President