Form 10QSB
period 2001-06-30
COMPUTER AUTOMATION SYSTEMS INC
filed 2001-08-13
CIK 1085069

                  UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from              to
                                                 ------------    ------------

                        Commission File Number 000-27419

                        Computer Automation Systems, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                          75-2749166
-------------------------------                  -------------------------------
(State or other jurisdiction of                  IRS Employer Identification No.
incorporation or organization)

                              1825 E. Plano Parkway
                                    Suite 200
                                 Plano, TX 75074
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (972) 578-3128
                    ----------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,369,334.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [X] No

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY


                                      INDEX



Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000      2

Consolidated Statements of Operations (unaudited)
   For the periods ended June 30, 2001 and 2000                                     3

Consolidated Statements of Cash Flows (unaudited) for the
   Periods ended June 30, 2001 and 2000                                             4

Notes to Interim Consolidated Financial Statements                                  5

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
               At June 30, 2001 (unaudited) and December 31, 2000

                                     ASSETS

                                                                June 30,
                                                                  2001       December 31,
                                                              (Unaudited)        2000
                                                              -----------    -----------
Current assets:
   Cash and cash equivalents                                    $ 77,276      $265,255
   Accounts receivable (net of allowance for uncollectible
      accounts of $9,937 & $11,803)                              128,698        66,193
   Income tax receivable                                          12,000        92,256
   Other receivables                                              39,278        29,441
   Note receivable, current portion                                5,535         5,535
   Inventory                                                     212,356       103,968
                                                                --------      --------

Total current assets                                             475,143       562,648

Property and equipment, net of depreciation                      127,886       141,884

Note receivable -- less current portion                            2,157         4,465

Other assets                                                       5,858         6,109
                                                                --------      --------

TOTAL ASSETS                                                    $611,044      $715,106
                                                                ========      ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion -- long term debt                            $  2,534      $  2,534
   Accounts payable (includes $-0- and $72,527
      to a related party, respectively)                           70,418       148,388
   Accrued liabilities                                            16,241        11,739
   Warranty reserve                                               15,000        15,000
                                                                --------      --------

Total current liabilities                                        104,193       177,661

Capital lease obligation, less current portion                     1,900         3,167
Convertible debt                                                 100,000       100,000

Shareholders' equity
  Preferred stock -- 5,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                       --            --
  Common stock -- 15,000,000 shares authorized, $.001 par
     value; 8,369,334 shares issued and outstanding                8,394         8,394
  Additional paid-in capital                                     340,073       340,073
  Retained earnings                                               56,484        85,811
                                                                --------      --------

Total shareholders' equity                                       404,951       434,278
                                                                --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $611,044      $715,106
                                                                ========      ========

             See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended June 30,          Six Months Ended June 30,
                                                 -----------------------------       -----------------------------
                                                    2001              2000              2001              2000
                                                 -----------       -----------       -----------       -----------
Revenues                                         $    56,321       $   650,556       $   636,765       $ 1,033,045
Cost of sales                                         34,842           398,181           303,001           658,875
                                                 -----------       -----------       -----------       -----------

Gross profit                                     $    21,479       $   252,375       $   333,764           374,170

General and administrative expenses                  168,610           222,830           335,439           364,578

Research and development expenses                     17,983           127,427            41,081           185,097
                                                 -----------       -----------       -----------       -----------

Operating loss                                   $  (165,114)      $   (97,882)      $   (42,756)      $  (175,505)

Other income (expenses)                                1,679               (23)            1,429               672
                                                 -----------       -----------       -----------       -----------

Net loss before income taxes                        (163,435)          (97,905)      $   (41,327)      $  (174,833)

Income tax benefit                                   (54,500)          (36,836)      $   (12,000)          (62,992)
                                                 -----------       -----------       -----------       -----------

Net loss                                         $  (108,935)      $   (61,069)      $   (29,327)      $  (111,841)
                                                 ===========       ===========       ===========       ===========

Loss per share -- basic and diluted                     (.01)             (.01)             (.00)             (.01)

Weighted average shares outstanding -- basic
   and diluted                                     8,369,334         8,369,334         8,369,334         8,369,334
                                                 ===========       ===========       ===========       ===========


             See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Six Months Ended June 30,
                                                                  2001             2000
                                                              (Unaudited)      (Unaudited)
                                                              -----------      -----------
Cash flows from operating activities
   Net loss                                                    $ (29,327)      $(111,841)
Adjustments to reconcile net loss to cash
   used in operating activities:
   Depreciation and amortization                                  15,000          12,341
Changes in operating assets and liabilities:
   Accounts receivable                                           (62,506)        569,639
   Inventory                                                    (108,388)        (29,499)
   Other receivables                                              (9,836)        (21,052)
   Other assets                                                    2,559              --
   Income taxes                                                   80,256        (271,826)
   Accounts payable                                              (79,091)       (138,244)
   Accrued liabilities                                             5,623         (10,967)
                                                               ---------       ---------

       Net cash used in operating activities                    (185,710)         (1,449)

Cash flows from investing activities
   Capital expenditures                                           (1,002)        (81,685)
                                                               ---------       ---------

       Net cash used in investing activities                      (1,002)        (81,685)

Cash flows from financing activities
   Payments on capital lease                                      (1,267)           (634)
                                                               ---------       ---------

Net cash used in financing activities                             (1,267)           (634)
                                                               ---------       ---------

Net decrease in cash                                           $(187,979)      $ (83,768)

Cash and cash equivalents, beginning of period                   265,255         178,321
                                                               ---------       ---------

Cash and cash equivalents, end of period                       $  77,276       $  94,553
                                                               =========       =========


Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                  $      --       $  23,834
                                                               =========       =========

Schedule of non-cash investing and financing transactions
   Capital lease obligation incurred for use of equipment      $      --       $   7,601
                                                               =========       =========

             See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000


1. BASIS OF PRESENTATION

The accompanying consolidated financial statements of Computer Automation Systems, Inc. and Subsidiary (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2000. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended June 30, 2000 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated

2. CONCENTRATIONS OF OPERATIONS

The Company manufactures industrial and commercial computers for various customers in the telecom and other industries. Sales to one customer totaled approximately 82% of the Company's total revenues for the three months ended June 30, 2001. Sales to this customer will decline in future months and management expects sales to this customer will not be significant as compared with total revenues of the Company.

3. EARNINGS PER COMMON SHARE

Earnings per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Accordingly, basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the year. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation for the three-month period ended June 30, 2001 because their inclusion is antidilutive. There were no outstanding common stock equivalents for the three-month period ended June 30, 2000.

The following table provides reconciliation between basic and diluted earnings per share:

                                                          Three months ended
                                                                June 30
                                                      -----------------------------
                                                          2001               2000
                                                      -----------       -----------
Net loss                                              $  (108,935)      $   (61,069)

Weighted average number of shares outstanding
     Basic                                              8,369,334         8,369,334
     Dilutive effect of common stock equivalents               --                --
                                                      -----------       -----------
     Diluted                                            8,369,334         8,369,334

Loss per share, basic and diluted                     $      (.01)      $      (.01)
                                                      ===========       ===========

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000


4. Research and development costs are expensed as incurred. The Company incurred research and development expenditures of $17,983 and $127,427 for the three months ended June 30, 2001 and June 30, 2000 respectively. These expenditures related to the research, development and testing of new product lines.

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

Alcatel, a subsidiary of a diversified French telecommunications manufacturer, Alcatel, S.A., was CASi's largest account. It represented approximately 98% of CASi's sales for the year ending December 31, 2000 and 82% of sales in the second quarter of 2001. However, future sales to this customer will continue to decline significantly due to Alcatel's phasing out of the Company's principal product line.

In order to offset this decline in revenues, the Company completed its design and development of its new product line during the first quarter of 2001. This new product, ACE-10, is currently being marketed to potential customers. Sales and deliveries of this product to customers should continue to grow during the third quarter of 2001.

The Company plans to incur research and development costs in 2001 for enhancements and new applications of its existing ACE-10 product lines. The Company has agreed in principal with a contract manufacturer to help produce and market the ACE-10 products. This relationship will also increase the Company's client contacts and offer additional exposure of its ACE-10 product lines to new customers. Management intends to market variations of its ACE-10 products during the third quarter 2001 and management expects to invest between $75,000 and $100,000 during calendar year 2001 for research and development costs relating to these variations.

Sales volume increases are not anticipated to have a negative impact on CASi's working capital. The Company believes that cash provided from operations and sales of its new ACE-10 product lines will be sufficient to fund increased sales volume and new research and development costs. If sales volume of the ACE-10 product lines achieves certain sales goals, the Company will seek to obtain a working capital line of credit with a bank to ensure working capital is not adversely affected.

Although the Company is reviewing strategic acquisitions and business partnerships to improve its position in the marketplace, there are no major acquisitions planned at this time.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000


The Company has three employees. CASi uses subcontractors for most of its engineering and manufacturing services. It also contracts-out most of its marketing and administrative functions. The Company plans to add personnel (through either direct hire or subcontract) in engineering, sales and sales support, and finance and administration over the next twelve months once new product development is complete and as sales volume grows.

Item 3.

MANAGEMENT'S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS AND FINANCIAL
CONDITION

The Company had revenues of $56,321 and a gross profit margin of $21,479 (38%) for the three months ended June 30, 2001 as compared with revenues of $650,556 and a gross profit margin of $252,375 (39%) for the same period in 2000. The company had revenues of $636,765 and a gross profit margin of $333,764 (52%) for the six months ended June 30, 2001 as compared with revenues of $1,033,045 and a gross profit margin of $374,170 (36%) for the same period in 2000. The decline in revenues was primarily due to CASi's largest customer phasing out demand of CASi's MPS products. The increase in gross profit % for the six months ended June 30, 2001 was due to a correction in inventory quantities during the three-month period ended June 30, 2001. Management anticipates sales to its largest customer to be minimal in future periods and is concentrating the company's marketing efforts targeting new customers with its new ACE-10 product lines.

General and administrative expenses for the three months ended June 30, 2001 were $168,610, as compared with $222,830 for the same period in 2000. The decrease is primarily due to management's effort to reduce operating costs due to a decrease in sales volume. General and administrative expenses for the six months ended June 30, 2001 were $335,459 as compared with $364,578 for the same period in 2000. The decrease is primarily attributable to a decrease in sales volume, contract services, and professional fees.

The company incurred $17,983 of research and development costs for the three months ending June 30, 2001 as compared to $127,427 spent over the same period in 2000. The decrease in research and development costs is due primarily to the completion of CASi's new ACE-10 product lines discussed in the Plan of Operations.

The company had a net loss after taxes of $108,935 or $0.01 per share, and $61,069, or $.01 per share for the three months ended June 30, 2001 and 2000 respectively. The company recorded a tax benefit of $54,500 and $36,836 in the three month period ended June 30, 2001 and 2000 respectively. The increase in the net loss was primarily due to decreased sales and a reduction in demand from the company's largest customer.

The company had a net loss after taxes of $29,327 or $0.00 per share, and $111,841, or $.01 per share for the six months ended June 30, 2001 and 2000 respectively. The company recorded a tax benefit of $12,000 and $62,992 in the six month period ended June 30, 2001 and 2000 respectively. The decrease in the net loss was primarily due to a reduction in research and development expenditures and a reduction in operating expenses.

Due to the company's anticipated reduction in sales and the uncertainty of the success of its new product lines, it is possible that the company may show a loss for the year 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the company had working capital of $370,950 as compared with $402,327 for the same period ended in the prior year. The decrease is primarily due to a reduction in accounts receivable and accounts payable.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000


At June 30, 2001, the company had cash and cash equivalents of $77,276, compared with $265,255 at December 31, 2000. During the six months ended June 30, 2001, the company had a net decrease in cash in the amount of $187,979 as compared with a decrease of $1,449 for the six months ended June 30, 2000. This increase in cash used in operating activities was primarily due to the net loss, increase in inventory, and a decrease in accounts payable.

Net cash used in investing activities decreased to $1,002 from $81,685. The decrease in sales volume reduced the need for improved manufacturing equipment and management adjusted its purchases of property and equipment accordingly.

The company has no credit line, but has one convertible note outstanding in the amount of $100,000 with accrued interest of $7,194. The company's current operations are not sufficient to finance its growth. The ability of the company to continue as a going concern is dependent upon its ability to successfully market and sale its new ACE-10 product line, and generating sales leads from its contract manufacturers. If these efforts are not successful, management believes that the company will not continue as a going concern.

FACTORS THAT MAY EFFECT FUTURE RESULTS

Competition: The computer industry is highly competitive and requires constant investment in research and development expenditures in order to keep pace with technology and competitors' products. The success of the company depends upon its ability to develop new products and to create market demand for these new and other existing products. If the company is unable to compete effectively or acquire additional financing to fund future research and development expenditures, it would have a materially adverse effect on the company's business operations and the company would not be unable to continue marketing and developing products.

Dependence on Customers and Contract Manufacturers: The company received a significant amount of its past revenues from one customer. Sales to this customer have reduced and are not expected to increase in the future. The inability of the company to acquire new customers or develop new products would have a materially adverse effect on the operations of the company. Management has also actively engaged in a marketing campaign with its contract manufactures to develop new products and to aggressively market its existing products. If the company is unsuccessful in this endeavor, the company's ability to generate revenues would be severely impacted and might result in the company being unable to continue as a going concern.

Dependence Upon External Financing: The company has been building its business through revenues generated from operations supplemented by the acquisition of convertible debt. The ability of the company to continue its growth and expand its business is dependent upon the ability of the company to raise additional financing either through the issuance of additional stock or incurrence of debt. Currently, the company is unable to acquire any additional debt. The ability of the company to continue its growth is also dependent upon its relationship with its contract manufactures and the ability to generate new sales leads. If the company is unable to complete a secondary offering or if its relationships with contract manufactures fail to generate substantial new business, the company would be unable to continue as a going concern.

Reliance on Key Management: The success of the company is highly dependent upon the continued services of Michael E. Cherry, its CEO and President, who has been the primary person responsible for all revenues generated by the company and is directly responsible for marketing and generating all sales leads. If Mr. Cherry were to leave the company, it would have a materially adverse effect on the business and operations of the company.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

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


PART II

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

         The Company filed a Form 8-K during the period covered by this Form 10-QSB changing it auditors for the year ended December 31, 2001.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.


COMPUTER AUTOMATION SYSTEMS, INC.


Date:       August 13, 2001
            -----------------------------------



Signature:  /s/ Michael E. Cherry
            -----------------------------------
            Michael E. Cherry, President