Form 10QSB
period 2001-09-30
COMPUTER AUTOMATION SYSTEMS INC
filed 2001-11-19
CIK 1085069

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY


                                      Index




Consolidated Balance Sheets at September 30, 2001 (unaudited)
   and December 31, 2000                                                2

Consolidated Statements of Operations (unaudited)
   For the periods ended September 30, 2001 and 2000                    3

Consolidated Statements of Cash Flows (unaudited) for the
   Periods ended September 30, 2001 and 2000                            4

Notes to Interim Consolidated Financial Statements                      5

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
             At September 30, 2001 (unaudited) and December 31, 2000




                                     ASSETS

                                                                             September 30,             December 31,
                                                                                 2001                      2000
                                                                              (Unaudited)
                                                                           -----------------------       ----------
Current assets:
   Cash and cash equivalents                                               $       12,963         $      265,255
   Accounts receivable (net of allowance for uncollectible
      accounts of $9,937 & $11,803)                                                98,450                 66,193
   Income tax receivable                                                           60,000                 92,256
   Other receivables                                                               69,085                 29,441
   Note receivable, current portion                                                 5,535                  5,535
   Inventory                                                                      170,965                103,968
                                                                           --------------          -------------

Total current assets                                                              416,998                562,648

Property and equipment, net of depreciation                                       107,277                141,884

Note receivable - less current portion                                              1,234                  4,465

Other assets                                                                        5,858                  6,109
                                                                           --------------         --------------

TOTAL ASSETS                                                               $      531,367         $      715,106
                                                                           ==============         ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion - long term debt                                        $        2,534         $        2,534
   Accounts payable (includes $3,010 and $72,527
      to a related party, respectively)                                           114,650                148,388
   Accrued liabilities                                                              7,194                 11,739
   Warranty reserve                                                                15,000                 15,000
                                                                           --------------          -------------

Total current liabilities                                                         139,378                177,661

Capital lease obligation, less current portion                                      1,055                  3,167
Convertible debt                                                                  100,000                100,000

Shareholders' equity
  Preferred stock -- 5,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                                         -                      -
  Common stock -- 15,000,000 shares authorized, $.001 par
     value; 8,369,334 shares issued and outstanding                                 8,394                  8,394
  Additional paid-in capital                                                      340,073                340,073
  Retained earnings (deficit)                                                     (57,533)                85,811
                                                                           ---------------        --------------

Total shareholders' equity                                                        290,934                434,278
                                                                           --------------         --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $      531,367         $      715,106
                                                                           ==============         ==============

See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                Consolidated Statements of Operations (unaudited)

                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                           --------------------------------     -------------------------------
                                                 2001              2000              2001              2000
                                                 ----              ----              ----              ----
Revenues                                    $    38,325       $   726,927       $     675,090    $   1,759,972
Cost of sales                                   149,639           408,216             448,929        1,064,091
                                            -----------       -----------       -------------    -------------

Gross profit                                $  (111,314)      $   318,711       $     226,161          695,881

General and administrative expenses             135,835           182,499             471,273          547,078

Research and development expenses                 1,495            86,876              42,576          271,973
                                            -----------       -----------       -------------    -------------

Operating income (loss)                     $  (248,644)      $    49,336       $    (287,688)   $    (123,170)

Other income (expenses)                          63,003           (13,061)             64,432          (12,390)
                                            -----------       ------------      -------------     -------------

Net income (loss) before income taxes          (185,641)           36,275       $    (223,256)   $    (135,560)

Income tax expense (benefit)                    (67,589)            8,703       $     (79,589)         (54,289)
                                            ------------      -----------        -------------    -------------

Net income (loss)                           $  (118,052)      $    27,572       $    (143,667)   $     (81,271)
                                            ============      ===========        =============    =============

Income/(Loss) per share - basic and diluted        (.01)              .01               (.02)             (.01)

Weighted average shares outstanding - basic
   and diluted                                8,369,334         8,369,334           8,369,334        8,369,334
                                            ===========       ===========        ============     ============

See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                                  Nine Months Ended September 30,
                                                                                    2001                  2000
                                                                                (Unaudited)            (Unaudited)
                                                                             --------------          --------------
Cash flows from operating activities
   Net loss                                                                  $    (143,667)          $      (81,271)
Adjustments to reconcile net loss to cash
     used in operating activities:
   Depreciation and amortization                                                    35,850                   19,167
   Loss on Sale of Equipment                                                                                  6,740
   Bad Debts                                                                        (1,866)
Changes in operating assets and liabilities:
   Accounts receivable                                                             (30,393)                 739,371
   Inventory                                                                       (66,997)                 (15,307)
   Other receivables                                                               (39,644)                 (30,914)
   Other assets                                                                      3,482                        -
   Income taxes                                                                     32,256                 (279,871)
   Accounts payable                                                                (33,415)                (273,651)
   Accrued liabilities                                                              (4,545)                 (11,322)
                                                                              -------------           --------------

       Net cash provided by (used in) operating activities                        (248,939)                  72,942

Cash flows from investing activities
   Capital expenditures                                                             (1,242)                 (94,353)
                                                                              -------------           --------------

       Net cash used in investing activities                                        (1,242)                 (94,353)

Cash flows from financing activities
   Payments on capital lease                                                        (2,111)                  (1,267)
   Proceeds from issuance of note payable                                                                    50,000
                                                                             -------------           --------------

Net cash provided by (used in) financing activities                                 (2,111)                  48,733
                                                                             --------------           -------------

Net increase (decrease) in cash                                              $    (252,292)          $       27,322

Cash and cash equivalents, beginning of period                                     265,255                  178,321
                                                                               -----------             ------------

Cash and cash equivalents, end of period                                     $      12,963           $      205,643
                                                                              ============            =============


Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                                $           -           $       23,834
                                                                              ============            =============

Schedule of non-cash investing and financing transactions
   Capital lease obligation incurred for use of equipment                    $           -           $        7,601
                                                                              ============            =============

See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements

                           September 30, 2001 and 2000



1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements of Computer Automation Systems, Inc. and Subsidiary (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2000. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended September 30, 2001 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated

2.       CONCENTRATIONS OF OPERATIONS

The Company manufactures industrial and commercial computers for various customers in the telecom, kiosk, and other industries.

3.       EARNINGS PER COMMON SHARE

Earnings per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Accordingly, basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the year. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation for the three-month period ended September 30, 2001 because their inclusion is antidilutive. There were no outstanding common stock equivalents for the three-month period ended September 30, 2000.

The following table provides reconciliation between basic and diluted earnings per share:

                                                        Three months ended
                                                           September 30
                                                   -----------------------------
                                                        2001           2000
                                                        ----           ----
Net loss                                           $  (118,052)   $    27,572

Weighted average number of shares outstanding
     Basic                                           8,369,334      8,369,334
     Dilutive effect of common stock equivalents             -              -
                                                   -----------    -----------
     Diluted                                         8,369,334      8,369,334

Loss per share, basic and diluted                  $     (.01)      $     .01
                                                   ===========      =========

4. Research and development costs are expensed as incurred. The Company incurred research and development expenditures of $1,495 and $86,876 for the three months ended September 30, 2001 and September 30, 2000 respectively. These expenditures related to the research, development and testing of new product lines.

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

Early in 2001 it became apparent to CASi's management that it could no longer rely on the Telecom industry and even more specifically on one company to provide the bulk of CASi's revenue. At that time Michael E. Cherry, CEO of CASi, made a concerted effort to align the company with computer applications other than those related to Telecom. This effort has produced some very interesting results in the fields of public access to the internet through kiosks, display advertising in elevators, flat panel display advertising in hotels, shopping centers, airports, break rooms in offices and national food store chains.

Orders have been received for the first 41 kiosks from GAA to be placed in Circle K stores before December of this year. Each kiosk will retail for about $10,000. The user will pay to use the kiosk for immediate access to the Internet to check e-mail / travel / stock quotes / shopping sales and, of course, customized games. It will have an Infrared Port available allowing the customer to download web music mpegs, and a phone thus eliminating the need for coin operated telephones.

In addition to the kiosk ventures, CASi has also developed a unique flat panel communication system that displays news, weather, stock quotes and advertising for the Televator Company of San Diego. The first 15 of these have been shipped to the customer and are being installed in office buildings in New York City and San Diego. The Televator Company has estimated that they will require 200 or more units per month.

The company has also received orders for flat panel computer system integration displays from Business Television Video of Michigan who produces equipment for Bose Home Entertainment Systems and McDonalds restaurants.

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

Item 3.

Management's  Discussion  and  Analysis  Results  of  Operations  and  Financial
Condition

The Company had revenues of $38,325 and a gross profit margin of $(111,314) (-290%) for the three months ended September 30, 2001 as compared with revenues of $726,927 and a gross profit margin of $318,711 (44%) for the same period in 2000. The company had revenues of $675,090 and a gross profit margin of $226,161 (34%) for the nine months ended September 30, 2001 as compared with revenues of $1,759,972 and a gross profit margin of $695,881 (39%) for the same period in 2000. The decline in revenues was primarily due to CASi's largest customer phasing out demand of CASi's MPS products. During the three month period ended September 30, 2001, the company recorded a $82,188 charge against income for obsolete inventory. Management anticipates sales for its new kiosk products and its sales to Televator to increase in future periods.

General and administrative expenses for the three months ended September 30, 2001 were $135,835, as compared with $182,499 for the same period in 2000. The decrease is primarily due to management's effort to reduce operating costs due to a decrease in sales volume. General and administrative expenses for the nine months ended September 30, 2001 were $471,273 as compared with $547,078 for the same period in 2000. The decrease is primarily attributable to a decrease in sales volume, contract services, and professional fees.

The company incurred $1,495 of research and development costs for the three months ending September 30, 2001 as compared to $86,876 spent over the same period in 2000. The decrease in research and development costs is due primarily to the termination of CASi's new ACE-10 product lines.

The company had a net loss after taxes of $118,052 or $0.01 per share, and net income of $27,572, or $.01 per share for the three months ended September 30, 2001 and 2000 respectively. The company recorded a tax benefit of $67,589 and tax expense of $8,703 in the three month period ended September 30, 2001and 2000 respectively. The increase in the net loss was primarily due to decreased sales and an adjustment for obsolete inventory.

The company had a net loss after taxes of $143,667 or $0.02 per share, and $81,271, or $.01 per share for the nine months ended September 30, 2001 and 2000 respectively. The company recorded a tax benefit of $79,589 and $54,289 in the nine month period ended September 30, 2001and 2000 respectively. The increase in the net loss was primarily due to a reduction sales and an adjustment for obsolete inventory.

Due to the company's anticipated reduction in sales and the uncertainty of the success of its new product lines, it is possible that the company may show a loss for the year 2001.

Liquidity and Capital Resources

At September 30, 2001, the company had working capital of $277,620 as compared with $484,314 for the same period ended in the prior year. The decrease is primarily due to a reduction in accounts receivable and accounts payable.

At September 30, 2001, the company had cash and cash equivalents of $12,963, compared with $265,255 at December 31, 2000. During the nine months ended September 30, 2001, the company had a net decrease in cash in the amount of $252,292 as compared with an increase of $27,322 for the nine months ended September 30, 2000. This increase in cash used in operating activities was primarily due to the net loss, increase in other receivables, increase in inventory, and a decrease in accounts payable.

Net cash used in investing activities decreased to $1,242 from $94,353. The decrease in sales volume reduced the need for improved manufacturing equipment and management adjusted its purchases of property and equipment accordingly.

The company has no credit line, but has one convertible note outstanding in the amount of $100,000 with accrued interest of $7,194. The company's current operations are not sufficient to finance its growth. The ability of the company to continue as a going concern is dependent upon its ability to successfully market and sale its kiosk products, and generating sales leads from its contract manufacturers. If these efforts are not successful, management believes that the company will not continue as a going concern.

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


COMPUTER AUTOMATION SYSTEMS, INC.


Date:
                  -----------------------------------------------------



Signature:        /s/  Michael E. Cherry
                  -----------------------------------------------------
                       Michael E. Cherry, President