Form 10KSB
period 2001-12-31
COMPUTER AUTOMATION SYSTEMS INC
filed 2002-04-16
CIK 1085069

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the calendar year ended December 31, 2001

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

     (1)   Yes [X]    No [ ]         (2)   Yes [X]    No [ ]

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: December 31, 2001 - $789,944.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 23, 2002 - $503,600. There are approximately 2,295,667 shares of common voting stock of the Company held by non-affiliates. There is no "established market" for the Company's securities; management has arbitrarily valued these shares at the average bid price of the Company's common stock during the quarterly period ended December 31, 2001.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

                                 Not Applicable.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 28, 2002

                                    8,393,334


                       DOCUMENTS INCORPORATED BY REFERENCE

         A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

Transitional Small Business Issuer Format   Yes [ ]  No [X]


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

         CASi obtains requests for products from customers and completes custom designs to these specifications. CASi outsources the engineering and manufacturing of these products to various vendors including Control Manufacturing, Inc. "CMI", a related party. The principals of CMI, Sylvia McCollum and Sandra Cobb, are also major stockholders of the Company and were former stockholders of CASi of Texas. Both individuals are board members of CASi; however, CASi believes the cost of services performed by CMI is equal to or less than could be obtained from other sources. Reference to this arrangement can also be found in the audited financial statements of the Company for the years ended December 31, 2001 and 2000, specifically, in Notes 8 and 10. Information regarding the share holdings of Ms. McCollum and Ms. Cobb can be found in Part III, Item 9 of this Report.

CASi has entered into a Letter of Intent with Global Access Alliance (GAA), a Bessemer, Alabama kiosk company, to acquire the assets and existing contract for the deployment of their public access multimedia kiosk. The existing contract is with Phillips 66 for the deployment of up to 3500 kiosks into Circle K Convenience Stores throughout the USA. CASi will be issuing 600,000 of 144 stock to GAA founders for the assets and Phillip's Contract.

CASi has also entered into a Letter of Intent with AZ Communications International Inc., a Payson, Arizona kiosk company, to discuss a possible merger of AZ Communications into CASi. AZ Communication has developed a Business Center Kiosk and has international joint venture agreements for deployment of kiosks. Management believes that a merger with AZ Communications would provide CASi with additional resources to be successful in competing in the Kiosk industry. Details of the plan of merger have not been agreed upon at the time of this filing.

CASi has entered into a Letter of Intent with Stop Look and Listen, a San Antonio, Texas Kiosk Company to discuss a possible merger of Stop Look and Listen into CASi. Stop Look and Listen has developed a kiosk that provides brand marketing, couponing and promotion opportunities either within the Convenience Store or mounted on the gas pump. Stop Look and Listen provides opportunities for CASi to deploy units within Shell, Mobil and Diamond Shamrock Convenience Stores. Management believes that a merger with Stop Look and Listen will provide CASi with opportunities to deploy Kiosk units in Shell, Mobil, and Diamond Shamrock Convenience Stores. Details of the plan of merger have not been agreed upon at the time of this filing.

CASi has entered into a strategic partnership with Digital Matters, a Calgary Canada Software Company. Digital Matters is the original software developer for the GAA kiosk that is being deployed to the Circle K Convenience Stores. This partnership provides CASi with ongoing support and the development of new applications for the Kiosk machines that CASi deploys.

The consolidation of the three companies provides a CASi a multi-function promotion program to the retailer. The application from each company complements each other, thus providing CASi with a much broader product offering. These offerings provide a complete program that can be offered to retailers to increase sales and income.

The consolidations provide CASi with experienced professionals and proven products within the Kiosk marketplace. The development monies for R&D have been spent and the concepts proven with a favorable ROI to the company.

CASi has developed a business plan and is seeking a bridge note from Investment Bankers and Angel Investors for the operation. The business plan has been favorably accepted in the investment community. But as yet, no funds have been raised.

CASi will manufacture, install and maintain the public access multimedia interactive Kiosks. CASi is promoting a global standard for the public access Kiosk industry. CASi will establish a Kiosk solution that will: reduce overall project cost through standardized, "open architecture" design in both hardware and software to encourage third party development of new media products and services, is flexible enough to promote branding, provide a common user-friendly environment, does not require Kiosk deplorers to be Kiosk experts, and ROI (return on investment) is driven to provide maximum income while reducing overall cost of operation.

CASi has also developed a cost effective, energy efficient solution for indoor/outdoor digital video display signage. CASi's product line of digital sign systems is designed for computer based, real-time delivery of outdoor video signage that will deliver beautiful color images day or night in any weather. Plug and play, outdoor network ready computer modules have been designed for existing sign replacement components. The digital display technology and content management for the Kiosk is the same technology that is being used for the digital signage.

Distribution Methods of the Products or Services.

         Presently, the Company contacts potential customers directly, attends trade shows, and utilizes customer and vendor referrals to enhance product awareness.

Principal Products or Services and their Markets.

         For a discussion of the Company's principal products and service, see the heading "General" of Part I, Item 1 of the Report.

Status of any Publicly Announced New Product or Service.

 New Products

         CASi's key services include: computer system design, system integration, product development, printed circuit (PC) board design, prototype and material procurement, high production assembly of electronic assemblies, custom products for specific industries, product testing, and environmental testing. CASi's goal is to provide OEM's with solutions that help them bring quality products to the market faster and more cost efficiently.

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

         CASi offers three products in the interactive multimedia public access Kiosk. These products are: the COMMUNICATOR, a multimedia Kiosk with pay for use, internet applications and digital advertising for local, regional, and national advertisers; the SEED, special event electronic displays; and the OFFICE ON THE GO, your office or business center away from home. Our Kiosk product offerings are targeted for retailers such as convenience stores (C-store), grocery, pharmacy, and shopping malls. CASi's Kiosks can be customized for each retailer. CASi has designed its business strategy to receive multiple revenue streams as technology is deployed and services contracted for, including product sales revenue, financing fees, design fees, consulting and development fees, maintenance and monitoring fees, content management fees, and transaction fees. We sell advertising with couponing and promotion opportunities to sponsors and plan to share revenue with retailers. CASi also offers a communication Kiosk that is designed as a Business Center ideal for hotels, time-share properties, airports, convention centers, or similar high volume locations.

         CASi offers indoor and outdoor digital sign systems. Our digital sign components are designed to be plug and play replacement modules for existing digital or static signs. CASi offers a 2 screen panel, which is targeted for fast food digital menu board applications and a 4 screen panel that is targeted for video wall applications.

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

Dependence on One or a Few Major Customers.

         The Company's largest single account in 2001 and 2000 was Alcatel, a subsidiary of a diversified French telecommunications manufacturer, Alcatel, S.A. Alcatel has represented approximately 80% and 95% of CASi's 2001 and 2000 revenues, respectively.

         CASi provided a database management system for Alcatel which interfaced with a network switch controller to change switch functions, alter switch activities, and report on the functioning and environment of the switch system. CASi's sales of these products were phased out during 2001 and the Company does not expect any future revenues from this customer. If the Company is not successful in marketing its new product lines and creating a demand for its Kiosk systems, the loss of this customer will prevent the Company from generating enough revenues to remain in business.

         To mitigate the effect of this dependence on Alcatel, the Company has developed products that can be used in growing national and international markets. Our product offerings are not limited to one application, customer, or retailer. CASi has targeted 119,000+ C-stores on a national basis. We are pursuing the same type of customers in Canada and Mexico. CASi has obtained operating licenses and joint ventures with 27 international companies for deployment of our product offerings on a world wide basis.

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

Cost and Effect of Compliance with Environmental Laws.

         None; not applicable.

Research and Development Expenses.

         The Company expended $42,999 and $317,552 in expenditures on research and development in the calendar years ended December 31, 2001 and 2000 respectively. The majority of these funds were expended for the Kiosk business and the ACE-10 product lines. The ACE-10 product line has been discontinued, the original equipment manufacturer for the computer engine stopped production and the Company does not expect to recoup any of its investment in this product.

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

         Limited Funds Available for Operating Expenses.

         The Company currently has limited operating capital or cash resources. Substantial funding for expansion and marketing of its Kiosk machines is required in order for the Company to meet its operating and working capital needs. The Company's ability raise debt or equity funding from non-affiliated sources may be severely limited by reason of its limited historical operations, current and prior year net operating losses, limited assets, and the limited public market for its common stock. See the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation," Part II,
Item 6 of this Report, regarding The Company's current and intended operations; and the caption "Market for Common Equity and Related Stockholder Matters," Part II, Item 5, regarding the limited market for the Company's common stock.

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

         Future Capital Needs; Uncertainty of Additional Financing.

         The Company currently does not have the available cash resources and credit facilities sufficient to meet its presently anticipated working capital and capital expenditure requirements for this year. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its product and service offerings and competing technological and market developments. The Company will be required to raise additional funds through public or private financing, strategic relationships or other arrangements, particularly as its acquisition strategy matures. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its products or selected business opportunities.

         During 2000, CASi acquired $150,000 of financing to complete the research and development of the ACE-10 products, of which $100,000 was advanced as of December 31, 2000. Since this product has been phased out, the remaining $50,000 of financing is unavailable to the Company.

         If other adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures. Furthermore, if additional financing is not obtained, the Company will not be able to continue as a going concern.

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

Item 2. Description of Property.

         The Company leases 2,000 square feet of office and light industrial space at 1825 East Plano Parkway, Suite #200, Plano, TX 75074, on a month to month basis, at a monthly rent of $1,505. Total rent for these facilities during the calendar year ended December 31, 2001, was $18,060; total rent in the calendar year ended December 31, 2000, was $18,060. These facilities are leased from Control Manufacturing, the owners of which are stockholders of the Company; however, management believes the lease terms for these facilities are fair and reasonable, and are at rates comparable to similar facilities in the areas where the Company conducts its business operations. Ms. McCollum and Ms. Cobb are the "affiliated" stockholders who own Control Manufacturing; see Part III, Item 11, for information concerning their stock ownership in The Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Company's security holders during the calendar year ended December 31, 2001.

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

                                STOCK QUOTATIONS*

                                          CLOSING BID

Quarter ended:                           High      Low
--------------                          ------   -------
January 4, 2000
through
March 31, 2000                          $ 1.00   $  1.00

April 1, 2000
through
June 30, 2000                           $ 1.00   $   .75

July 1, 2000
through
September 30, 2000                      $  .75   $  2.75

October 1, 2000
through
December 31, 2000                       $ 1.25   $  .687

January 4, 2001
through
March 31, 2001                          $  .75   $   .38

April 1, 2001
through
June 30, 2001                              .25       .16

July 1, 2001
through
September 30, 2001                      $  .19   $   .07

October 1, 2001
through
December 31, 2001                       $  .25   $   .12

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

Common Stock Warrants and Options

         The Company had granted 750,000 stock warrants to certain individuals to purchase shares of common stock of CASi at $1.00 per share, these warrants expired on March 31, 2001 and were not extended past this date.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

         The Company will continue to support the demands of its major customer, Alcatel; however, in order to offset anticipated decline in revenues from this customer, the Company is focusing its attention on developing and selling its new products. If CASi is unable to obtain additional customers and generate significant revenues from sales of its new products, the Company's results of operations will be significantly impacted and it may be unable to produce sufficient operating revenue to continue as a going concern.

         CASi expects gross profit margin to improve in 2002 if its new Kiosk product lines are successful, see the heading "General" of Part I, Item I of this report. CASi expects operating expenses to remain constant in 2002 except for expected decreases in legal & auditing, outside services, and contracted services.

         The Company wrote-off $109,508 of bad debts during the year ended December 31, 2000. During 2001, the Company recovered $63,097 of these bad debts and does not anticipate any other recoveries in 2002. As a result, the Company had tightened its credit policies and implemented new policies prohibiting the reoccurrence of this situation in future periods.

         CASi expects revenues to decline substantially until the demand for its new product line is established in the marketplace.

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

Results of Operations.

         The Company had revenues of $789,944 during the calendar year ended December 31, 2001, as compared with revenues of $2,872,790 during the calendar year ended December 31, 2000. This decrease was primarily due to CASi's major customer's reduction in demand for CASi's MPS product line. The decline in demand for this product had a significant impact on CASi's earnings. This decrease in sales coupled with increased manufacturing costs and inventory valuation reserves, resulted in lower gross profits in 2001. In order to offset this trend in future years, CASi has expanded its product line and is aggressively marketing these products to improve its operating results in 2002.

         Sales from Alcatel were 80% and 95% of total sales for the calendar years ended December 31, 2001 and 2000, respectively. The balance of these revenues were generated from sales to a variety of small customers and from the repair of existing Naked Mini Computers. In the 2001 calendar year, The Company's gross profit, before deduction of general and administrative expenses of $547,580, was $161,732; gross profit in the preceding calendar year was $884,964, before deduction of general and administrative expenses of $864,031. Principal general and administrative expenses included payroll expenses ($214,635 and $262,103, respectively); contracted services ($172,675 and $277,873, respectively); and bad debts ($-0- and $109,508, respectively).

         The Company also incurred research and development expenses of $42,999 and $317,552 during the years ended December 31, 2001 and 2000 respectively. The majority of these funds were spent for the NEBS-402 and ACE-10 product lines.

         The Company had a net operating loss for the year ended December 31, 2001 and 2000. Federal income tax expense includes the recording of a federal tax refund of $120,037 and $92,256 for 2001 and 2000 respectively, due to these losses.

Liquidity and Capital Resources.

         The Company's cash flow decreased ($265,255) in 2001 as compared with an increase of $86,934 in 2000. As of December 31, 2001, the Company had no cash assets, compared with $265,255 at December 31, 2000.

         During 2001, The Company generated cash of $63,097 from collecting bad debts previously written-off; but, used $301,350 of cash for capital expenditures for its Kiosk equipment. The Company generated cash flow from an increase in accounts payable during 2001 of $291,055. This increase in payables will require additional cash to be generated from operations or from other financing sources in 2002 in order for the Company to acquire raw materials to manufacture its product lines.

         Working capital decreased $205,841 during 2001 as compared with 2000. This decrease was primarily due to increased accounts receivable and accounts payable, a reduction in cash generated from sales during 2001, and inventory write-downs.

         Management does not believe that SFAS No's 131 and 133 regarding segment reporting and derivatives, respectively, will have any impact on the Company's financial condition and operations.

                         PART II - FINANCIAL STATEMENTS
                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY


                          INDEX TO FINANCIAL STATEMENTS



                                                                                                             Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS............................................................F-1

FINANCIAL STATEMENTS

   Consolidated Balance Sheets at December 31, 2001 and 2000..................................................F-3

   Consolidated Statements of Operations for the years ended
    December 31, 2001 and 2000................................................................................F-4

   Consolidated Statement of Shareholders' Equity for the years ended December 31, 2001 and 2000...........................................................................F-5

   Consolidated Statements of Cash Flows for the years ended
   December 31, 2001 and 2000.................................................................................F-6

   Notes to Consolidated Financial Statements.................................................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Computer Automation Systems, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheets of Computer Automation Systems, Inc., as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Automation Systems, Inc. as of December 31, 2001, and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $321,449 for the year ended December 31, 2001. Additionally, during 2001, the Company lost a significant portion of their orders from a customer that accounted for 80% of the Company's revenues in 2001 due to the phasing out of a major product that was being purchased from the Company. These factors, among others as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas


April 11, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Computer Automation Systems, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Computer Automation Systems, Inc., (formerly Intercontinental Strategic Minerals, Inc.) and Subsidiary, as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Automation Systems, Inc. and Subsidiary as of December 31, 2000, and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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




                                       KING GRIFFIN & ADAMSON P.C.


Dallas, Texas
March 2, 2001

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                 ASSETS
                                                                                 2001          2000
                                                                              ----------    ----------
CURRENT ASSETS
    Cash and cash equivalents                                                 $       --    $  265,255
    Accounts receivable (net of allowance for doubtful
      accounts of $20,494 and $11,803 at December 31, 2001
      and 2000, respectively)                                                    129,633        66,193
    Note receivable, current portion                                               5,384         5,535
    Officer receivable                                                            32,014        29,441
    Income tax receivable                                                         88,789        92,256
    Inventory                                                                     44,969       103,968
                                                                              ----------    ----------
              Total current assets                                               300,789       562,648

Property and equipment and capitalized software costs, net                       386,539       141,884

Note receivable, less current portion                                                 --         4,465

Other assets                                                                       5,858         6,109
                                                                              ----------    ----------

              Total assets                                                    $  693,186    $  715,106
                                                                              ==========    ==========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Cash in bank - overdraft                                                  $    7,501    $       --
    Capital lease obligation, current portion                                      2,534         2,534
    Accounts payable                                                             383,786        75,861
    Accounts payable - related party                                              55,657        72,527
    Accrued liabilities                                                           15,457        11,739
    Warranty reserve                                                              15,000        15,000
                                                                              ----------    ----------
              Total current liabilities                                          479,935       177,661

Capital lease obligation, less current portion                                       422         3,167
Convertible debt                                                                 100,000       100,000
                                                                              ----------    ----------
                                                                                 580,357       280,828
Shareholders' equity
    Preferred stock - 5,000,000 shares authorized; $.001 par
      value; no shares issued or outstanding                                          --            --
    Common stock - 15,000,000 shares authorized; $.001 par
      value; 8,393,334 shares issued and outstanding
      at December 31, 2001 and 2000, respectively                                  8,394         8,394
    Additional paid-in capital                                                   340,073       340,073
    Retained earnings (deficit)                                                 (235,638)       85,811
                                                                              ----------    ----------

Total shareholders' equity                                                       112,829       434,278
                                                                              ----------    ----------
Total liabilities and shareholders' equity                                    $  693,186    $  715,106
                                                                              ==========    ==========



          See summary of accounting policies and notes to consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,


                                                              2001            2000
                                                          ------------    ------------
Revenues                                                  $    789,944    $  2,872,790

Cost of revenues                                               628,212       1,987,826
                                                          ------------    ------------

         Gross profit                                          161,732         884,964

General and administrative expenses                            536,141         864,031

Research and development expense                                42,999         317,552
                                                          ------------    ------------

Operating loss                                                (417,408)       (296,619)

Other expenses
   Interest                                                     11,439           4,422
   Other                                                           980           4,753
                                                          ------------    ------------
                                                                12,419           9,175

Net loss before income taxes                                  (429,827)       (305,794)

Income tax benefit
   Current                                                    (108,378)        (92,256)
   Deferred                                                         --           8,903
                                                          ------------    ------------
                                                              (108,378)        (83,353)
                                                          ------------    ------------

         Net loss                                         $   (321,449)   $   (222,441)
                                                          ============    ============

Loss per common share - basic and diluted                 $       (.04)   $       (.03)
                                                          ============    ============

Weighted average shares outstanding - basic and diluted      8,393,334       8,390,770
                                                          ============    ============



        The accompanying notes are an integral part of these consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 For the years ended December 31, 2001 and 2000


                                     Common Stock         Additional    Retained
                                -----------------------    Paid-in      Earnings
                                  Shares       Amount      Capital      (Deficit)      Total
                                ----------   ----------   ----------   ----------    ----------
Balances at December 31, 1999    8,369,334   $    8,370   $  313,097   $  308,252    $  629,719

   Common stock for services        24,000           24       26,976           --        27,000

   Net loss for the year                --           --           --     (222,441)     (222,441)
                                ----------   ----------   ----------   ----------    ----------

Balances at December 31, 2000    8,393,334        8,394      340,073       85,811       434,278

   Net loss for the year                --           --           --     (321,449)     (321,449)
                                ----------   ----------   ----------   ----------    ----------

Balances at December 31, 2001    8,393,334   $    8,394   $  340,073   $ (235,638)   $  112,829
                                ==========   ==========   ==========   ==========    ==========



        The accompanying notes are an integral part of this consolidated financial statement.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,


                                                                         2001          2000
                                                                      ----------    ----------
Cash flows from operating activities
    Net loss                                                          $ (321,449)   $ (222,441)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                     56,695        44,192
        Deferred tax provision                                                --         8,903
        Bad debt expense (recovered)                                     (54,406)      109,508
        Inventory write-down                                              89,362            --
        Stock issued for services                                             --        27,000
        Loss on sale of equipment                                             --         6,740
        Changes in operating assets and liabilities:
          Accounts receivable                                             (9,033)      732,995
          Inventory                                                      (30,364)       33,219
          Employee receivables                                            (2,573)      (11,948)
          Other assets                                                     4,867         2,000
          Accounts payable and bank overdraft                            298,556      (289,317)
          Accrued liabilities                                              3,718           417
          Income taxes payable                                                --      (232,871)
          Income tax receivable                                            3,467       (92,256)
                                                                      ----------    ----------
                Net cash provided by operating activities                 38,840       116,141
                                                                      ----------    ----------

Cash flows from investing activities
    Capital expenditures                                                (301,350)     (127,307)
                                                                      ----------    ----------
                Net cash used in investing activities                   (301,350)     (127,307)
                                                                      ----------    ----------

Cash flows from financing activities
    Payments on capital lease                                             (2,745)       (1,900)
    Proceeds from issuance of convertible debt                                --       100,000
                                                                      ----------    ----------
                Net cash provided by (used in) financing activities       (2,745)       98,100
                                                                      ----------    ----------

Net increase (decrease) in cash and cash equivalents                    (265,255)       86,934

Cash and cash equivalents, beginning of year                             265,255       178,321
                                                                      ----------    ----------

Cash and cash equivalents, end of year                                $       --    $  265,255
                                                                      ==========    ==========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                            $    1,482    $    2,228
                                                                      ==========    ==========
    Cash paid for income taxes                                        $       --    $  224,273
                                                                      ==========    ==========

Schedule of non-cash investing and financing transactions
    Receipt of note receivable for sale of equipment                  $       --    $   10,000
                                                                      ==========    ==========
    Capital lease obligation incurred for use of equipment            $       --    $    7,601
                                                                      ==========    ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Computer Automation Systems, Inc. (CASi") was incorporated in the State of Nevada. Its wholly owned subsidiary CASI-Texas is a Texas corporation incorporated on February 13, 1999 that designs and manufactures custom rack mount and industrial computer applications for the telecom and other high tech industries. CASi lost its largest customer and is in the process of designing a new product line (See Note 3).

The consolidated financial statements of CASI and its subsidiary (CASI-Texas) include the accounts of the Company and its subsidiary. All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the CASi considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Inventory

Inventory consists of component parts and finished goods valued at the lower of cost or market (net realizable value) using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred. Betterments and renewals are capitalized.

Income Taxes

CASI utilizes the asset and liability method in accounting for income taxes. CASi recognizes deferred tax assets or liabilities computed based on the difference between the financial statements and income tax basis of assets and liabilities using the enacted marginal tax rate. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Revenue Recognition

Revenue is recognized when earned. For products which the CASi designs and engineers or manufactures, revenue is recognized when products are shipped. Revenue is recognized for services such as custom design, configuration, and programming, as provided to customers.

Warranty Reserve

CASi provides a reserve for warranty expense for estimated costs to be incurred on items sold.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding for the year. Diluted earnings per share is computed by dividing net loss by the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation for the year ended December 31, 2001 because their inclusion is anti-dilutive. There were no outstanding common stock equivalents during the year ended December 31, 2000.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair values of the CASi's financial instruments, consisting primarily of cash and cash equivalents, accounts receivable and accounts payable, and convertible debt approximate their carrying values because of their short term nature or based on the CASi's incremental borrowing rate.

Stock-based Compensation

CASi accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations and applies Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, on a disclosure basis only.


NOTE 2 - INVENTORY

Principal components of inventory at December 31, 2001 and 2000 are as follows:

                     2001         2000
                  ----------   ----------
Component parts   $   19,891   $  103,968
Finished goods        25,078           --
                  ----------   ----------
Total inventory   $   44,969   $  103,968
                  ==========   ==========

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of CASi as a going concern. CASi has incurred net losses of $321,449 and $222,441 in 2001 and 2000 respectively. In addition, Alcatel, CAS 's largest customer which made up 80% and 95% of the CASi's revenue in 2001 and 2000 respectively, has notified CASi that it has decided to phase out the use of a major product it currently purchases from CASi. This had a significant negative impact on the CASi's revenues and cash flows.

CASi has taken steps in response to this development to increase its customer base and focus on the marketing of its new product lines, which if successful could generate significant revenues in future years. Management believes that these actions will provide sufficient liquidity to enable CASi to meet its obligations and continue in business. However, there is no assurance that such actions will be successful.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of CASi to continue as a going concern.


NOTE 4 - PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE COSTS

Property and equipment and capitalized software costs at December 31, 2001 and 2000 are summarized as follows:


                                                                Depreciable
                                       2001          2000       Life (years)
                                    ----------    ----------    ------------
Testing & manufacturing equipment   $   76,441    $   76,441      5 to 7
Office equipment                        48,725        48,725      5 to 7
Kiosk equipment                        301,350            --      5 to 7
Software development costs              65,813        65,813        3
                                    ----------    ----------
                                       492,329       190,979
Less accumulated depreciation and
  amortization                        (105,790)      (49,095)
                                    ----------    ----------
                                    $  386,539    $  141,884
                                    ==========    ==========

Depreciation expense was $56,698 and $44,192 for the years ended December 31, 2001 and 2000, respectively.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 5 - CONVERTIBLE DEBT

During 2000, Casi secured $100,000 of financing as part of a $150,000 convertible note agreement. CASi is using the funding for research and development of its ACE-10 products. The ACE-10 product line was discontinued in 2001 since the component parts were no longer supported from the original equipment manufacturer. Based on this, CASi, and the holder of the note, agreed to cancel any future advances and limit the total debt to the outstanding principal of $100,000. Interest accrues on the outstanding principal balance of the note at the rate of 10% per annum and is payable monthly. The unpaid principal together with any unpaid accrued interest is due on September 27, 2003. The holder of the note has the option of converting all unpaid principal and accrued interest into shares of CASi common stock at $1.25 per share.


NOTE 6 - RESEARCH AND DEVELOPMENT COSTS

CASi classifies the costs of planning, designing and establishing the technological feasibility of a computer hardware product as research and development costs and charges those costs to expense when incurred. After technological feasibility has been established, costs of producing a marketable product are capitalized and amortized over the estimated life of the product (3 years). Cost of maintenance and customer support is charged to expense as incurred. CASi incurred research and development expenditures of $42,999 and $317,552 for 2001 and 2000 respectively, relating to the research, development and testing of new product lines.

NOTE 7 - INCOME TAXES

Temporary differences that give rise to the deferred tax assets or liabilities at December 31, 2001 and 2000 are as follows:

Deferred tax assets
  Accounts receivable               $  6,968
  Warranty reserve                     5,100
  Net operating loss carryforward     20,817
                                    --------
Deferred tax asset                    32,885
  Valuation allowance                (32,885)
                                    --------
Net deferred tax asset              $     --
                                    ========

The provision for income taxes for the years ended December 31, 2001 and 2000 consists of the following:

                2001          2000
             ----------    ----------
Federal
  Current    $ (108,378)   $  (92,256)
  Deferred           --         8,903
             ----------    ----------
             $ (108,378)   $  (83,353)
             ==========    ==========

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 7 - INCOME TAXES - CONT'D

A reconciliation of income tax expense (benefit) using the statutory federal income tax rate of 34% to the actual income tax expense (benefit) for the years ended December 31, 2001 and 2000 is as follows:

                                                     2001          2000
                                                  ----------    ----------
Federal tax expense (benefit) at statutory rate   $ (120,037)   $ (103,970)
Change in valuation allowance                             --        21,226
Other                                                 11,659          (609)
                                                  ----------    ----------
                                                  $ (108,378)   $  (83,353)
                                                  ==========    ==========

CASi has total net operating losses at December 31, 2001 of approximately $400,000. CASi carried back approximately $270,000 of these losses to recover $88,789 available taxes previously paid.

NOTE 8 - RELATED-PARTY TRANSACTIONS

CASi has a Cooperation Agreement ("Agreement") with an entity controlled by a director and shareholder of CASi. The Agreement provides for sharing complimentary resources in the engineering, manufacturing, and support of industrial computers. Substantially all product production is provided for under this Agreement. Pricing is negotiated with each order as submitted. The related party payable in connection with services received by CASi as of December 31, 2001 and 2000 was $55,657 and $72,527, respectively. Total expenses related to production paid to this related party were $239,519 and $1,356,839 for the years ended December 31, 2001 and 2000, respectively. CASi also leases its facilities from this entity on a month-to-month basis at $1,505 per month. Total rent expense for the year ended December 31, 2001 and 2000 was $18,060 for each year.

During 2001 and 2000, CASi advanced funds to the CASi's president. The amounts due were $32,014 and $19,550 at December 31, 2001 and 2000, respectively. These amounts are included in employee receivables in the accompanying balance sheet.

In January 2002, Control Manufacturing, a related party, advanced CASi $50,000 for operating capital. The funds were repaid with accounts receivable collections in February 2002. The total amount repaid was $55,000.


NOTE 9 - STOCK OPTIONS

On June 5, 2000, the Board unanimously approved a stock option plan for employees, Board members and key contractors. The plan allows the Board to award up to 500,000 stock options. The Board awarded 275,000 stock options all with an exercise price of $.88 per share during the second quarter of 2000. These options are exercisable immediately and have a 10-year life. The fair value of these options granted in 2000 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used; expected volatility 0%, risk free rate of 6%, no dividend yield and expected life of 2 years. A volatility of 0% was used due to the low volume of trading of the Company's stock since the reverse acquisition. The weighted average grant date fair value of options granted during 2000 was $.88 per share. No options were granted in 2001 and no options have been exercised through December 31, 2001.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 9 - STOCK OPTIONS - CONT'D

Had compensation costs for stock based compensation been determined consistent with the fair value method of SFAS 123, the CASi's net loss and net loss per common share for the year ended December 31, 2001 and 2000 would have been as follows:

                                            2001            2000
                                        ------------    ------------
Net loss, as reported                   $   (321,449)   $   (222,441)
                                        ============    ============
Pro forma net loss                      $   (321,449)   $   (271,074)
                                        ============    ============

Net loss per common share as reported   $       (.04)   $       (.03)
                                        ============    ============
Pro forma net loss per common share     $       (.04)   $       (.03)
                                        ============    ============


NOTE 10 - LEASES

In 1999 CASi entered into an operating lease with a related party for its facilities. The lease agreement provides for rent of $1,505 to be paid on a month-to-month basis. Total rent expense for 2001 and 2000 for this facility was $18,060 per year.

Additionally, CASi leases certain equipment under non-cancelable operating leases. The future minimum rental commitments under the leases are $9,231 for the year ended 2002.

Total rent expense for equipment incurred for 2001 and 2000 was $32,014 and $35,696, respectively.


NOTE 11 - SIGNIFICANT CONCENTRATION OF BUSINESS RISK

Approximately 80% and 95% of revenues in 2001 and 2000, respectively, was from a single customer. Accounts receivable related to this customer were approximately $127,740 and $64,295 at December 31, 2001 and 2000, respectively. In the event of non-performance, the maximum exposure to CASi is the recorded amount shown on the balance sheet.

NOTE 12 - SUBSEQUENT EVENTS

During the first quarter of 2002, CASi has actively engaged in negotiations with Global Access Alliance, Inc. "GAA", in order to complete the delivery, installation, and servicing of CASi's new product lines and its Kiosk equipment.

In January 2002, CASi signed a letter of intent to complete the merger with GAA and pursuant to the plan of merger, CASi will acquire GAA's rights in a contract with Phillips 66 to install and maintain Kiosk machines in Circle K stores. In exchange for this contract, CASi will acquire 100% of the issued and outstanding stock of GAA by issuing 600,000 of Class A Common Shares, subject to 144 restrictions, to the shareholders of GAA. As of April 11, 2002 this transaction was not closed.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


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
Michael E. Cherry                President            7/28/98                    *
                                 Director             7/28/98                    *
                                 CEO                 10/22/99

William T. Criswell              Chairman            10/22/99                    *
                                 of the
                                 Board

Connie Cherry                    Secretary           10/22/99                    *
                                 Director            10/22/99                    *

Chris Poinsatte                  CFO                 10/22/99              3/23/01
                                 Director            10/22/99                    *

Sylvia McCollum                  Director            10/22/99                    *

Sandra Cobb                      Director              4/7/00                    *

      * These persons presently serve in the capacities indicated.


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

         Connie Cherry, Secretary and Director. Ms. Cherry, age 46, received a B.S. Degree in Health and Physical Education from Penn State. After her graduation, she worked for approximately five years as a surgical periodontal assistant in Dallas, Texas. She then worked as an insurance salesperson from MONY - Mutual of New York for three years. From 1981 to 1986, Ms. Cherry was sales manager for Cosmopolitan Lady Health Clubs in Dallas, Texas. She spent the next three years working in sales for Multi Market Media, which pioneered the "1-800 Dentist" national dental referral program. From 1989 through 1992, Ms. Cherry worked for Professional TV Productions, where she wrote, produced and sold TV commercials for clients such as attorneys, chiropractors, veterinarians and jewelers. From 1992 to 1995, she wrote, produced and sold TV commercials for TM Century Productions. Since then, she has been employed as Advertising Sales & Sales Manager for Power Media Group, dba "Texas Technology Magazine."

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

Item 10. Executive Compensation.

Cash Compensation.

         The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                               Annual Compensation                 Awards          Payouts

(a)                      (b)        (c)      (d)     (e)       (f)       (g)     (h)      (i)       (j)

                                                                       Secur-
                                                                        ities             All      % of
Name and               Year or                       Other    Rest-    Under-    LTIP    Other     Total
Principal               Period    Salary    Bonus   Annual    ricted    lying    Pay-    Comp-    Options
Position                Ended       ($)      ($)    Compen-   Stock    Options   outs   ensat'n   Granted
------------------     --------   -------   -----   -------   ------   -------   ----   -------   -------
Michael E.
Cherry,                12/31/00   $97,462       0         0        0    12,000      0         0       4.3
CEO, Pres              12/31/01   $96,154       0         0        0         0      0         0         0
Director

William T.             12/31/00   $36,000       0         0        0    52,000      0         0      18.9
Criswell               12/31/01   $36,000       0         0        0         0      0         0         0
Chairman

Connie                 12/31/00         0       0         0        0    12,000      0         0       4.3
Cherry,                12/31/01         0       0         0        0         0      0         0         0
Secretary/Director

Sylvia                 12/31/00         0       0         0        0    12,000      0         0       4.3
McCollum,              12/31/01         0       0         0        0         0      0         0         0
Director

Sandra                 12/31/00         0       0         0        0    12,000      0         0       4.3
Cobb,                  12/31/01         0       0         0        0         0      0         0         0
Director

Frank                  12/31/00         0       0         0   24,000     1,000      0         0        .3
Neukomm,               12/31/01         0       0         0        0         0      0         0         0
Former Director

Chris                  12/31/00         0       0     7,725        0    13,000      0         0       4.7
Poinsatte,             12/31/01         0       0         0        0         0      0         0         0
Former Director

         (1) On March 6, 2000, the Company's Board of Directors resolved to create an audit committee, on which Mr. Poinsatte will serve in consideration of the payment of 1000 "unregistered" and "restricted" shares of the Company's common stock for each meeting attended. See the heading "Compensation of Directors," below.

         (2) On June 5, 2000, the Company's Board of Directors resolved to enter into a nonqualified stock option plan with certain key employees, directors, and independent contractors. See the heading "Common Stock Warrants and Options" under Item 5 - "Market for Common Equity and Related Stockholder Matter."

         Except as set forth above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to The Company's management during the calendar years ended December 31, 2001 and 2000.

Compensation of Directors.

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

         None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

         The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock, including stock options, outstanding as of the date of this Report, assuming 8,668,334 shares are outstanding:

                                         Type of             Number of Shares                            Percentage
  Name and Address                      Ownership           Beneficially Owned             Subtotal       Of Class
  ----------------                      ---------           ------------------             --------      ----------
Michael E. Cherry
1825 E. Plano Parkway                    Personal              2,077,500(1)
Suite 200                                                                                  2,089,500        24.1
Plano, Texas 75074                       Options                  12,000

Sandra Cobb
1825 E. Plano Parkway                    Personal                912,000
Suite 200                                                                                    924,000        10.6
Plano, Texas 75074                       Options                  12,000

Sylvia McCollum
1825 E. Plano Parkway                    Personal                912,000
Suite 200                                                                                    924,000        10.6
Plano, Texas 75074                       Options                  12,000

Brett Kacura
1825 E. Plano Parkway
Suite 200                                Personal              2,077,500                   2,077,500        24.0
Plano, TX  75074
               TOTAL                                                                       6,015,000        69.4

       (1) A total of 60,000 of these shares are held in the names of Mr. Cherry's minor children.

Security Ownership of Management.

         The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report, assuming 8,668,334 shares and options are outstanding:

                                                       Type of        Number of Shares                          Percentage
      Name and Address                                Ownership      Beneficially Owned           Subtotal       Of Class
      ----------------                                ---------      ------------------           --------      ----------
Michael E. Cherry
1825 E. Plano Parkway                                  Personal      2,077,500(1)(2)(3)
Suite 200                                                                                         2,089,500        24.1
Plano, Texas 75074                                      Options         12,000

William T. Criswell
2756 Fairwood Avenue                                    Options         52,000(3)                    52,000          .6
Carrollton, Texas 75006

Connie Cherry
815 Autumn Ridge Drive                                  Options         12,000(2)(3)                 12,000          .1
McKinney, Texas 75070

Chris Poinsatte (former CFO)
3924 Peter Pan                                          Options         13,000(3)                    13,000          .1
Dallas, TX 75229

Sylvia McCollum
1825 E. Plano Parkway                                  Personal        912,000(3)
Suite 200                                                                                           924,000        10.6
Plano, Texas 75074                                      Options         12,000

Frank Neukomm (former director)
6601 Kirby Drive                                       Personal         24,000(3)
Suite 600                                                                                            24,000          .3
Houston, Texas 77005                                    Options

Sandra Cobb
1825 E. Plano Parkway                                  Personal        912,000(3)
Suite 200                                                                                           924,000        10.6
Plano, Texas 75074                                      Options         12,000

                      TOTAL                                                                       4,038,500        46.6

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

                                         COMPUTER AUTOMATION SYSTEMS, INC.


Date: 4/16/02                            By /s/ MICHAEL E. CHERRY
     ---------                             -------------------------------
                                           Michael E. Cherry, Chief
                                           Executive Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of The Company and in the capacities and on the dates indicated:


Date: 4/16/02                            By /s/ MICHAEL E. CHERRY
     ---------                             -------------------------------
                                           Michael E. Cherry, Chief
                                           Executive Officer and Director


Date: 4/16/02                            By /s/ WILLIAM T. CRISWELL
     ---------                             -------------------------------
                                           William T. Criswell, Director


Date: 4/16/02                            By /s/ CHRIS POINSATTE
     ---------                             -------------------------------
                                           Chris Poinsatte, Director


Date: 4/16/02                            By /s/ SANDRA COBB
     ---------                             -------------------------------
                                           Sandra Cobb, Director


Date: 4/16/02                            By /s/ SYLVIA MCCOLLUM
     ---------                             -------------------------------
                                           Sylvia McCollum, Director


Date: 4/16/02                            By /s/ CONNIE CHERRY
     ---------                             -------------------------------
                                           Connie Cherry, Director