Form 10QSB
period 2002-03-31
COMPUTER AUTOMATION SYSTEMS INC
filed 2002-06-21
CIK 1085069

                  UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB





[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHAGE ACT

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


                              1825 E. Plano Parkway
                                    Suite 200
                                 Plano, TX 75074
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 578-3128
              ----------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,369,334.

Transitional Small Business Disclosure Format (check one) [ ] Yes [ ] No

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY


                                      INDEX




Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001                             2

Consolidated Statements of Operations
   for the three months ended March 31, 2002 and 2001                                                       3

Consolidated Statements of Cash Flows for the
   three months ended March 31, 2002 and 2001                                                               4

Notes to Interim Consolidated Financial Statements                                                          5

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                March 31,      December 31,
                                                                  2002             2001
                                                               (Unaudited)
                                                               ------------    ------------
Current assets:
   Cash and cash equivalents                                   $     72,337    $         --
   Accounts receivable (net of allowance for uncollectible
      accounts of $20,494)                                           36,731         129,633
   Note receivable, current portion                                   5,384           5,384
   Officer receivable                                                28,243          32,014
   Income tax receivable                                                 --          88,789
   Inventory                                                         25,529          44,969
                                                               ------------    ------------
Total current assets                                                168,224         300,789

Property and equipment, net of depreciation                         372,039         386,539

Other assets                                                          5,858           5,858
                                                               ------------    ------------

TOTAL ASSETS                                                   $    546,121    $    693,186
                                                               ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash in bank - overdraft                                    $         --    $      7,501
   Capital lease obligation, current portion                          2,322           2,534
   Accounts payable                                                 398,320         383,786
   Accounts payable - related party                                   3,010          55,657
   Accrued liabilities                                               26,652          15,457
   Warranty reserve                                                  15,000          15,000
                                                               ------------    ------------
Total current liabilities                                           445,304         479,935

Capital lease obligation, less current portion                           --             422
Convertible debt                                                    100,000         100,000
                                                               ------------    ------------
                                                                    545,304         580,357
Shareholders' equity
  Preferred stock -- 5,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                          --              --
  Common stock -- 15,000,000 shares authorized, $.001 par
     value; 8,369,334 shares issued and outstanding                   8,394           8,394
  Additional paid-in capital                                        340,073         340,073
  Accumulated Deficit                                              (347,650)       (235,638)
                                                               ------------    ------------

Total shareholders' equity                                              817         112,829
                                                               ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $    546,121    $    693,186
                                                               ============    ============



            See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Three Months Ended March 31,
                                                          2002            2001
                                                      (Unaudited)      (Unaudited)
                                                     -------------    -------------
Revenues                                             $      14,296    $     580,445
Cost of sales                                               16,157          260,780
                                                     -------------    -------------

Gross profit (loss)                                         (1,861)         319,665

General and administrative expenses                        116,941          171,368

Research and development expenses                               --           23,098
                                                     -------------    -------------

Operating income (loss)                                   (118,802)         125,199

Other income (expenses)                                       (421)            (250)
                                                     -------------    -------------

Net income (loss) before income taxes                     (119,223)         124,949

Income tax expense (benefit)                                    --           42,500
                                                     -------------    -------------

Net income (loss)                                    $    (119,223)   $      82,449
                                                     =============    =============

Income (loss) per share - basic and diluted          $        (.01)   $         .01

Weighted average shares outstanding - basic
   and diluted                                           8,369,334        8,369,334
                                                     =============    =============




            See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                Three Months Ended March 31,
                                                                   2002             2001
                                                                (Unaudited)      (Unaudited)
                                                               -------------    -------------
Cash flows from operating activities
   Net income (loss)                                           $    (119,223)   $      82,449
Adjustments to reconcile net income (loss) to cash
   used in operating activities:
   Depreciation and amortization                                      15,000            7,500
Changes in operating assets and liabilities:
   Accounts receivable                                                92,901         (569,344)
   Inventory                                                          19,151          (83,568)
   Other receivables                                                   3,771           (7,046)
   Other assets                                                           --              713
   Income taxes                                                       88,789           42,500
   Accounts payable                                                  (30,613)         289,774
   Accrued liabilities                                                11,195           (7,581)
                                                               -------------    -------------

       Net cash used in operating activities                          80,971         (244,603)

Cash flows from investing activities
   Capital expenditures                                                 (500)              --
                                                               -------------    -------------

       Net cash used in investing activities                            (500)              --

Cash flows from financing activities
   Payments on Capital Lease                                            (633)            (845)
                                                               -------------    -------------

Net cash used in financing activities                                   (633)            (845)
                                                               -------------    -------------

Net decrease in cash                                                  79,838         (245,448)

Cash and cash equivalents, beginning of period                        (7,501)         265,255
                                                               -------------    -------------

Cash and cash equivalents, end of period                       $      79,337    $      19,807
                                                               =============    =============

Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                  $          --    $          --
                                                               =============    =============

            See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

The accompanying consolidated financial statements of Computer Automation Systems, Inc. and Subsidiary (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2001. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended March 31, 2002 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated


2. CONCENTRATIONS OF OPERATIONS

The Company manufactures industrial and commercial computers for various customers in the telecom, kiosk, and other industries.


3. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for each respective period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares plus dilutive common share equivalents outstanding during each respective period using the treasury stock method. Common stock equivalents were not included in the computation for the three months period ended March 31, 2002 because their inclusion is antidilutive. There were no outstanding common stock equivalents for the three month periods ended March 31, 2002.

The following table reconciles basic and diluted earnings per share:

                                                                 Three months ended
                                                                       March 31
                                                           ------------------------------
                                                                2002             2001
                                                           -------------    -------------
Net income (loss)                                          $    (119,223)   $      82,449

Weighted average number of shares outstanding
     Basic                                                     8,369,334        8,369,334
     Dilutive effect of common stock equivalents                      --               --
                                                           -------------    -------------
     Diluted                                                   8,369,334        8,369,334

Earnings (loss) per share, basic and diluted               $        (.01)   $         .01
                                                           =============    =============

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS




4. RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. The Company incurred research and development expenditures during of $0 and $185,097 for the three months ended March 31, 2002 and March 31, 2001 respectively. These expenditures related to the research, development and testing of new product lines.


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

CASi will manufacture, install and maintain the public access multimedia interactive Kiosks. CASi is promoting a global standard for the public access Kiosk industry. CASi will establish a Kiosk solution that will: reduce overall project cost through standardized, "open architecture" design in both hardware and software to encourage third party development of new media products and services, is flexible enough to promote branding, provide a common user-friendly environment, does not require Kiosk deplorers to be Kiosk experts.

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

CASi has secured the largest national interactive digital advertising network in the nation. We currently have over 11,000 digital displays that provide national coverage to our advertisers. CASi has helped architect an advertising media campaign that includes opt-in emails and national digital advertising. Our program provides to the advertiser the ability to target market and provide coupons on a local, regional, or national level.

CASi has developed a business plan and is seeking a bridge note from Investment Bankers and Angel Investors for future operations. The business plan has been favorably accepted in the investment community. But as yet, no funds have been raised.

The Company has one employee. CASi uses subcontractors for most of its engineering and manufacturing services. It also contracts-out most of its marketing and administrative functions. The Company plans to add personnel (through either direct hire or subcontract) in engineering, sales and sales support, and finance and administration over the next twelve months once new product development is complete and as sales volume grows.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



Item 3.

MANAGEMENT'S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS AND FINANCIAL
CONDITION


The Company had revenues of $14,296 and a gross profit margin of ($1,861), which includes an inventory valuation adjustment of $9,655, for the three months ended March 31, 2002. Gross profit % was $7,794 or (54.5%) before the inventory adjustment. The Company had revenues of $580,445 and a gross profit margin of $319,665 (55.1%) for the same period in 2001.

The Company incurred $116,941 of general and administrative expenses for the three months ended March 31, 2002 as compared with $171,368 for the same period in 2001. The primary components of administrative costs in the first three months of 2002 were salaries and wages ($36,907) and outside services ($28,793). The primary components of administrative costs for the three-month period ending March 31, 2001 were salaries and wages ($49,623) and outside services ($48,552). Management has concentrated its efforts to reduce general and administrative costs in 2002 and expects further declines during the current year.

The Company did not incur any research and development costs during the three months ended March 31, 2002; however, the Company did incur $23,098 of research and development costs during the same period in 2001.

The Company had a net loss after taxes of ($119,223, or $0.01 per share), for the three months ended March 31, 2002; as compared with net income after income taxes of $82,449, or $0.01 per share, for the three months ended March 31, 2000. The net loss was primarily due to a decrease in sales and the downturn in the telecom industry. Due to the Company's anticipated reduction in sales and the uncertainty of the success of its new product lines, it is possible that the Company may show a loss in the second quarter of the year and possibly not continue as a going concern.

At March 31, 2002, the Company had cash and cash equivalents of $72,337, compared with a cash overdraft of ($7,501) at December 31, 2001. During the three months ended March 31, 2002, the Company had a net increase in cash in the amount of $79,838, principally due to a decrease in accounts receivable and a receipt of income taxes by utilizing its net operation loss carryback.

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

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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


COMPUTER AUTOMATION SYSTEMS, INC.


Date:         June 21, 2002
            -----------------------------




Signature:  /s/ Michael E. Cherry
            -----------------------------
            Michael E. Cherry, President