Form 10QSB
period 2002-06-30
COMPUTER AUTOMATION SYSTEMS INC
filed 2002-09-25
CIK 1085069

                  UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB





[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

Transitional Small Business Disclosure Format (check one) [X] Yes [ ] No

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                                      INDEX

Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001                              2

Consolidated Statements of Operations (unaudited)
   For the periods ended June 30, 2002 and 2001                                                             3

Consolidated Statements of Cash Flows (unaudited) for the
   Periods ended June 30, 2002 and 2001                                                                     4

Notes to Interim Consolidated Financial Statements                                                          5

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
               At June 30, 2002 (unaudited) and December 31, 2001

                                     ASSETS

                                                                     June 30,       December 31,
                                                                       2002             2001
                                                                    (Unaudited)
                                                                    -----------     ------------
Current assets:
   Cash and cash equivalents                                         $      --        $      --
   Accounts receivable (net of allowance for uncollectible
      accounts of $59,695 & $20,494)                                        --          129,633
   Income tax receivable                                                    --           88,789
   Officer receivables                                                  34,293           32,014
   Note receivable, current portion                                      5,384            5,384
   Inventory (net of valuation allowance of $59,483 & $27,319)           5,000           44,969
                                                                     ---------        ---------

Total current assets                                                    44,677          300,789

Property and equipment, net of depreciation                            207,721          386,539
Other assets                                                             5,858            5,858
                                                                     ---------        ---------
TOTAL ASSETS                                                         $ 258,256        $ 693,186
                                                                     =========        =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash in Bank - Overdraft                                          $     514        $   7,501
   Current portion - long term debt                                      1,689            2,534
   Accounts payable                                                    358,133          383,786
   Accounts payable - related party                                         --           55,657
   Accrued liabilities                                                  40,561           15,457
   Warranty reserve                                                     15,000           15,000
                                                                     ---------        ---------

Total current liabilities                                              415,897          479,935

Capital lease obligation, less current portion                              --              422
Convertible debt                                                       100,000          100,000
                                                                     ---------        ---------
                                                                       515,897          580,357
Shareholders' equity
  Preferred stock -- 5,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                             --               --
  Common stock -- 15,000,000 shares authorized, $.001 par
     value; 8,369,334 shares issued and outstanding                      8,394            8,394
  Additional paid-in capital                                           340,073          340,073
  Retained earnings                                                   (606,108)        (235,638)
                                                                     ---------        ---------
Total shareholders' equity                                            (257,641)         112,829
                                                                     ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 258,256        $ 693,186
                                                                     =========        =========



             See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Three Months Ended June 30,      Six Months Ended June 30,
                                              ----------------------------    ----------------------------
                                                  2002            2001            2002            2001
                                              ------------    ------------    ------------    ------------
Revenues                                      $      4,100    $     56,321    $     18,396    $    636,765
Cost of sales                                       22,267          34,842          35,535         303,001
                                              ------------    ------------    ------------    ------------

Gross profit                                       (18,167)         21,479         (17,139)        333,764

General and administrative expenses                 92,689         168,610         201,262         335,439

Impairment valuation allowance                     151,350              --         151,350              --

Research and development expenses                       --          17,983              --          41,081
                                              ------------    ------------    ------------    ------------

Operating loss                                    (262,206)       (165,114)       (369,751)        (42,756)

Other income (expenses)                               (298)          1,679            (719)          1,429
                                              ------------    ------------    ------------    ------------

Net loss before income taxes                      (262,504)       (163,435)       (370,470)        (41,327)

Income tax benefit                                      --         (54,500)             --         (12,000)
                                              ------------    ------------    ------------    ------------

Net loss                                      $   (262,504)   $   (108,935)   $   (370,470)   $    (29,327)
                                              ============    ============    ============    ============

Loss per share - basic and diluted                    (.03)           (.01)           (.04)           (.00)

Weighted average shares outstanding - basic
   and diluted                                   8,369,334       8,369,334       8,369,334       8,369,334
                                              ============    ============    ============    ============



             See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Six Months Ended June 30,
                                                                 2002            2001
                                                              (Unaudited)     (Unaudited)
                                                             ------------    ------------
Cash flows from operating activities
   Net loss                                                  $   (370,470)   $    (29,327)
Adjustments to reconcile net loss to cash
   used in operating activities:
   Depreciation and amortization                                   30,000          15,000
   Impairment of assets & inventory write-downs                   183,514              --
   Bad debts                                                       39,201              --
Changes in operating assets and liabilities:
   Accounts receivable                                             90,432         (62,506)
   Inventory                                                        7,805        (108,388)
   Other receivables                                               (2,279)         (9,836)
   Other assets                                                        --           2,559
   Income taxes                                                    88,789          80,256
   Accounts payable                                               (81,310)        (79,091)
   Accrued liabilities                                             25,104           5,623
                                                             ------------    ------------

       Net cash provided by/(used in) operating activities         10,786        (185,710)

Cash flows from investing activities
   Capital expenditures                                            (2,532)         (1,002)
                                                             ------------    ------------

       Net cash used in investing activities                       (2,532)         (1,002)

Cash flows from financing activities
   Payments on capital lease                                       (1,267)         (1,267)
                                                             ------------    ------------

Net cash used in financing activities                              (1,267)         (1,267)
                                                             ------------    ------------

Net decrease in cash                                         $      6,987    $   (187,979)

Cash and cash equivalents, beginning of period                     (7,501)        265,255
                                                             ------------    ------------

Cash and cash equivalents, end of period                     $       (514)   $     77,276
                                                             ============    ============


Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                $         --    $         --
                                                             ============    ============

   Cash paid for interest                                    $      5,423    $      5,489
                                                             ============    ============



             See notes to interim consolidated financial statements.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001


1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements of Computer Automation Systems, Inc. and Subsidiary (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2001. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months and six months ended June 30, 2002 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated

2.   CONCENTRATIONS OF OPERATIONS

The Company manufactures industrial and commercial computers for various customers in the telecom and other industries. Sales to these customers will decline in future months due to current and projected economic impacts within the telecommunications industry.

3.   EARNINGS PER COMMON SHARE

Earnings per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Accordingly, basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the year. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation for the three-month period ended June 30, 2002 because their inclusion is antidilutive. There were no outstanding common stock equivalents for the six-month period ended June 30, 2002.

The following table provides reconciliation between basic and diluted earnings per share:

                                                         Six months ended
                                                             June 30
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
Net loss                                           $   (262,504)   $   (108,935)

Weighted average number of shares outstanding
     Basic                                            8,369,334       8,369,334
     Dilutive effect of common stock equivalents             --              --
                                                   ------------    ------------
     Diluted                                          8,369,334       8,369,334

Loss per share, basic and diluted                  $       (.03)   $       (.01)
                                                   ============    ============

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001


4. Research and development costs are expensed as incurred. The Company incurred research and development expenditures of $17,983 and $41,081 for the three months and six months ended June 30, 2001 respectively.

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

The operation of CASi has been stream-lined into a sales operation with a major focus in Digital Hardware sales and Digital Advertising sales.

CASi has delivered a first article hardware solution to a major cosmetic company to be used for point of sale advertising and training solutions. CASi expects to realize revenue from these sales during the fourth quarter of 2002.

CASi's sales efforts in the Digital Advertising markets have been directed towards the local retailers. CASi has developed a local digital advertising and couponing campaign that is scalable to meet the local retailers markets.

Although the Company is reviewing strategic acquisitions and business partnerships to improve its position in the marketplace, there are no major acquisitions planned at this time. CASi has been actively seeking to raise investment capital into its operations either through equity investments or debt. Management is also seeking opportunities to use the public entity to obtain additional funding through a merger or acquisition.

CASi is currently negotiating with its trade creditors on reducing the amounts owed by offering stock in lieu of making cash payments and is also in the process of returning some of its Kiosk equipment to these vendors for credits that will be applied to the outstanding balance. No agreements have been finalized for any vendor at the time of this filing.

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

                             JUNE 30, 2002 AND 2001


Item 3.

MANAGEMENT'S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS AND FINANCIAL
CONDITION

The Company had revenues of $4,100 and a gross profit margin of ($18,167) (-443%) for the three months ended June 30, 2002 as compared with revenues of $56,321 and a gross profit margin of $21,479 (38%) for the same period in 2001. The company had revenues of $18,396 and a gross profit margin of ($17,139) (-93%) for the six months ended June 30, 2002 as compared with revenues of $636,765 and a gross profit margin of $333,764 (52%) for the same period in 2001. The decline in revenues was primarily due to CASi's largest customer phasing out demand of CASi's MPS products. The decrease in gross profit % for the six months ended June 30, 2002 was due to an inventory valuation allowance during the three-month period ended June 30, 2002.

General and administrative expenses for the three months ended June 30, 2002 were $92,689, as compared with $201,262 for the same period in 2001. The decrease is primarily due to management's effort to reduce operating costs due to a decrease in sales volume. General and administrative expenses for the six months ended June 30, 2002 were $149,788 as compared with $335,439 for the same period in 2001. The decrease is primarily attributable to a decrease in sales volume, contract services, and professional fees.

The company incurred $17,983 of research and development costs for the three months ending June 30, 2001 and $41,081 for the six months ended June 30, 2001. The company did not incur any research and development costs in 2002 and management does not expect to incur any costs for the remainder of 2002.

The company had a net loss after taxes of ($262,504) or $0.03 per share, and ($163,435), or $.01 per share for the three months ended June 30, 2002 and 2001 respectively. The company recorded a tax benefit of $0 and $54,500 in the three month period ended June 30, 2002 and 2001 respectively. The increase in the net loss was primarily due to decreased sales and a reduction in demand from the company's largest customer, inventory valuation allowance, and an adjustment for the impairment of assets.

The company had a net loss after taxes of ($370,470) or $0.04 per share, and ($29,327), or $.00 per share for the six months ended June 30, 2002 and 2001 respectively. The company recorded a tax benefit of $0 and $12,000 in the six month period ended June 30, 2002 and 2001 respectively. The decrease in the net loss was primarily due to a reduction in research and development expenditures and a reduction in operating expenses.

Due to the company's anticipated reduction in sales and the uncertainty of the success of its new product lines, it is possible that the company may show a loss for the year 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the company had a working capital deficit of ($371,220) as compared with $370,950 for the same period ended in the prior year. The decrease is primarily due to a reduction in accounts receivable, inventory valuation allowance, and an increase accounts payable.

At June 30, 2002, the company had a cash overdraft of (514), compared with a cash overdraft of ($7,501) at December 31, 2001. During the six months ended June 30, 2002, the company had a net increase in cash provided by operating activities in the amount of $10,786 as compared with a decrease of $185,710 for the six months ended June 30, 2001. This increase in cash provided by operating activities was primarily due to the collection of the income tax refund, decrease in accounts receivable, and an increase in accounts payable.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

Net cash used in investing activities was $2,532 as compared with $1,002 for the six months ended June 30, 2002 and 2001 respectively. The decrease in sales volume reduced the need for improved manufacturing equipment and management adjusted its purchases of property and equipment accordingly.

The company has no credit line, but has one convertible note outstanding in the amount of $100,000 with accrued interest of $17,151. The company's current operations are not sufficient to finance its growth. The ability of the company to continue as a going concern is dependent upon its ability to successfully market and sale its advertising products and to obtain sufficient financing to meet its current operating expenses. Furthermore, the ability of the company to continue as a going concern is dependent upon the ability to reach agreements with its creditors to exchange stock for the amounts owed. If these efforts are not successful, management believes that the company will not continue as a going concern.

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

                             JUNE 30, 2002 AND 2001


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

NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.


COMPUTER AUTOMATION SYSTEMS, INC.


Date:        9/25/02
             -----------------------------------



Signature:   /s/ MICHAEL E. CHERRY
             -----------------------------------
             Michael E. Cherry, President

                         Form of Officer's Certificate
                            Pursuant To Section 302

I, Michael E. Cherry, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Computer Automation Systems, Inc.


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date:    9/25/02                               /s/ MICHAEL E. CHERRY
      ...............                          ---------------------
                                               Michael E. Cherry
                                               President

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Michael E. Cherry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Computer Automation Systems, Inc. on Form 10-QSB for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such 10QSB fairly presents in all material respects the financial condition and results of operations of Computer Automation Systems, Inc.


                                       By: /s/ Michael E. Cherry
                                           --------------------------
                                       Name: Michael E. Cherry
                                       Title: Chief Executive Officer