Form 10QSB
period 2002-09-30
COMPUTER AUTOMATION SYSTEMS INC
filed 2002-12-12
CIK 1085069

                  UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB





[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002


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

                                 (214) 734-2116
              ----------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,684,334.

Transitional Small Business Disclosure Format (check one) [X] Yes [ ] No

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY


                                      INDEX



Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001                         2

Consolidated Statements of Operations (unaudited)
   For the periods ended September 30, 2002 and 2001                                                        3

Consolidated Statements of Cash Flows (unaudited) for the
   Periods ended September 30, 2002 and 2001                                                                4

Notes to Interim Consolidated Financial Statements                                                          5

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
             At September 30, 2002 (unaudited) and December 31, 2001

                                                      ASSETS
                                                                                    Sep 30,      December 31,
                                                                                     2002            2001
                                                                                  (Unaudited)
                                                                                  ------------   ------------

Current assets:
   Cash and cash equivalents                                                      $      8,290   $         --
   Accounts receivable (net of allowance for uncollectible
      accounts of $59,695 & $20,494)                                                        --        129,633
   Income tax receivable                                                                    --         88,789
   Officer receivables                                                                  21,513         32,014
   Note receivable, current portion                                                         --          5,384
   Inventory (net of valuation allowance of $59,483 & $27,319)                           5,000         44,969
                                                                                  ------------   ------------

Total current assets                                                                    34,803        300,789

Property and equipment, net of depreciation                                            120,718        386,539

Other assets                                                                             5,858          5,858
                                                                                  ------------   ------------

TOTAL ASSETS                                                                      $    161,379   $    693,186
                                                                                  ============   ============


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash in Bank - Overdraft                                                       $         --   $      7,501
   Current portion - long term debt                                                        667          2,534
   Accounts payable                                                                    361,995        383,786
   Accounts payable - related party                                                         --         55,657
   Accrued liabilities                                                                  26,521         15,457
   Warranty reserve                                                                     15,000         15,000
                                                                                  ------------   ------------

Total current liabilities                                                              404,183        479,935

Capital lease obligation, less current portion                                              --            422
Convertible debt                                                                       100,000        100,000
                                                                                  ------------   ------------
                                                                                       504,183        580,357
Shareholders' equity
  Preferred stock -- 5,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                                             --             --
  Common stock -- 15,000,000 shares authorized, $.001 par
     value; 8,684,334 & 8,394,334 shares issued and outstanding                          8,684          8,394
  Additional paid-in capital                                                           366,783        340,073
  Retained earnings                                                                   (718,271)      (235,638)
                                                                                  ------------   ------------

Total shareholders' equity                                                            (342,804)       112,829
                                                                                  ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $    161,379   $    693,186
                                                                                  ============   ============

             See notes to interim consolidated financial statements.
                                       2

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended Sep 30,       Nine Months Ended Sep 30,
                                                 ----------------------------    ----------------------------
                                                     2002            2001            2002            2001
                                                 ------------    ------------    ------------    ------------
Revenues                                         $     13,732    $     38,325    $     32,128    $    675,090
Cost of sales                                           5,115         149,639          40,650         448,929
                                                 ------------    ------------    ------------    ------------

Gross profit                                            8,617        (111,314)         (8,522)        226,161

General and administrative expenses                    50,638         135,835         251,900         471,273

Impairment valuation allowance                         75,000              --         226,350              --

Research and development expenses                          --           1,495              --          42,576
                                                 ------------    ------------    ------------    ------------

Operating loss                                       (117,021)       (248,644)       (486,772)       (287,688)

Other income (expenses)                                 4,858          63,003           4,139          64,432
                                                 ------------    ------------    ------------    ------------

Net loss before income taxes                         (112,163)       (185,641)       (482,633)       (223,256)

Income tax benefit                                         --         (67,589)             --         (79,589)
                                                 ------------    ------------    ------------    ------------

Net loss                                         $   (112,163)   $   (118,052)   $   (482,633)   $   (143,667)
                                                 ============    ============    ============    ============

Loss per share - basic and diluted                       (.01)           (.01)           (.05)           (.02)

Weighted average shares outstanding - basic
   and diluted                                      8,659,334       8,369,334       8,491,356       8,369,334
                                                 ============    ============    ============    ============

             See notes to interim consolidated financial statements.
                                       3

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Nine Months Ended Sep 30,
                                                                        2002            2001
                                                                     (Unaudited)     (Unaudited)
                                                                    ------------    ------------

Cash flows from operating activities
   Net loss                                                         $   (482,633)   $   (143,667)
Adjustments to reconcile net loss to cash
   used in operating activities:
   Depreciation and amortization                                          45,000          35,850
   Impairment of assets & inventory write-downs                          258,514              --
   Bad debts                                                              39,201          (1,866)
Changes in operating assets and liabilities:
   Accounts receivable                                                    90,432         (30,393)
   Inventory                                                               7,805         (66,997)
   Other receivables                                                      15,885         (39,644)
   Other assets                                                               --           3,482
   Income taxes                                                           88,789          32,256
   Accounts payable                                                      (77,448)        (33,415)
   Accrued liabilities                                                    11,064          (4,545)
                                                                    ------------    ------------

       Net cash (used in) operating activities                            (3,391)       (248,939)

Cash flows from investing activities
   Capital expenditures                                                   (5,529)         (1,242)
                                                                    ------------    ------------

       Net cash used in investing activities                              (5,529)         (1,242)

Cash flows from financing activities
   Payments on capital lease                                              (2,289)         (2,211)
   Issuance of capital stock                                              27,000              --
                                                                    ------------    ------------

Net cash provided by/(used in) financing activities                       24,711          (2,111)
                                                                    ------------    ------------

Net increase/(decrease) in cash                                     $     15,791    $   (252,292)

Cash and cash equivalents, beginning of period                            (7,501)        265,255
                                                                    ------------    ------------

Cash and cash equivalents, end of period                            $      8,290    $     12,963
                                                                    ============    ============


Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                       $         --    $         --
                                                                    ============    ============

   Cash paid for interest                                           $        612    $      5,489
                                                                    ============    ============

             See notes to interim consolidated financial statements.
                                       4

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001


1. BASIS OF PRESENTATION

The accompanying consolidated financial statements of Computer Automation Systems, Inc. and Subsidiary (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months and six months ended September 30, 2002 are not necessarily indicative of the results which can be expected for the entire year.

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

                           SEPTEMBER 30, 2002 AND 2001


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

Item 3.

CONTROLS AND PROCEDURES

Based on the evaluation by Mr. Michael Cherry, both the chief executive officer and chief accounting officer of the company, of the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Cherry concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and
(iii) no corrective actions were required to be taken.

MANAGEMENT'S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS AND FINANCIAL
CONDITION

The Company had revenues of $13,732 and a gross profit margin of $8,617 (63%) for the three months ended September 30, 2002 as compared with revenues of $38,325 and a gross profit margin of ($111,314), (-290%) for the same period in 2001. The company had revenues of $32,138 and a gross profit margin of ($8,522) (-26%) for the nine months ended September 30, 2002 as compared with revenues of $675,090 and a gross profit margin of $226,161 (34%) for the same period in 2001. The decline in revenues was primarily due to CASi's largest customer phasing out demand of CASi's MPS products.

General and administrative expenses for the three months ended September 30, 2002 were $50,638, as compared with $135,835 for the same period in 2001. The decrease is primarily due to management's effort to reduce operating costs due to a decrease in sales volume. General and administrative expenses for the nine months ended September 30, 2002 were $251,900 as compared with $471,273 for the same period in 2001. The decrease is primarily attributable to a decrease in sales volume, contract services, and professional fees.

The company incurred $1,495 of research and development costs for the three months ending September 30, 2001 and $42,576 for the nine months ended September 30, 2001. The company did not incur any research and development costs in 2002 and management does not expect to incur any costs for the remainder of 2002.

The company had a net loss after taxes of ($112,163) or $0.01 per share, and ($118,052), or $.01 per share for the three months ended September 30, 2002 and 2001 respectively. The company recorded a tax benefit of $0 and $67,589 in the three month period ended September 30, 2002 and 2001 respectively.

The company had a net loss after taxes of ($482,633) or $0.05 per share, and ($143,667), or $.02 per share for the nine months ended September 30, 2002 and 2001 respectively. The company recorded a tax benefit of $0 and $79,589 in the nine month period ended September 30, 2002 and 2001 respectively. The increase in the net loss was primarily due to the reduction in sales, an inventory valuation allowance, and adjustments for the impairment of kiosk equipment.

                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001


Due to the company's anticipated reduction in sales and the uncertainty of the success of its new product lines, it is possible that the company will show a loss for the year 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the company had a working capital deficit of ($369,380) as compared with $277,620 for the same period ended in the prior year. The decrease is primarily due to a reduction in accounts receivable, inventory valuation allowance, and an increase in accounts payable.

At September 30, 2002, the company had cash of $8,290, compared with a cash overdraft of ($7,501) at December 31, 2001. During the nine months ended September 30, 2002, the company had a net decrease in cash provided by operating activities in the amount of $3,391 as compared with a decrease of $248,939 for the nine months ended September 30, 2001. This increase in cash provided by operating activities was primarily due to the collection of the income tax refund and the decrease in accounts receivable.

Net cash used in investing activities was $5,529 as compared with $1,242 for the nine months ended September 30, 2002 and 2001 respectively. The decrease in sales volume reduced the need for improved manufacturing equipment and management adjusted its purchases of property and equipment accordingly.

Net cash provided by financing activities was $24,711 as compared with $2,111 of cash used in financing activities for the nine months ended September 30, 2002 and 2001 respectively. The increase in cash provided by financing activities was primarily due to the issuance of capital stock during the three months ended September 30, 2002.

The company has no credit line, but has one convertible note outstanding in the amount of $100,000 with accrued interest of $19,651. The company's current operations are not sufficient to finance its growth. The ability of the company to continue as a going concern is dependent upon its ability to successfully market and sale its advertising products and to obtain sufficient financing to meet its current operating expenses. Furthermore, the ability of the company to continue as a going concern is dependent upon the ability to reach agreements with its creditors to exchange stock for the amounts owed. If these efforts are not successful, management believes that the company will not continue as a going concern.

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

                           SEPTEMBER 30, 2002 AND 2001


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


COMPUTER AUTOMATION SYSTEMS, INC.


Date:         December 12, 2002
              -----------------------------


Signature:    /s/ Michael E. Cherry
              -----------------------------
              Michael E. Cherry, President

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

CERTIFICATION

I, Michael Cherry, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Computer Automation Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 12, 2002  /s/ Michael E. Cherry
      --------------------------------------------
      Name:  Michael E. Cherry
      Title: President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Computer Automation Systems, Inc. on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/  Michael E. Cherry
------------------------------------------------------
Michael E. Cherry, President and Chairman of the Board
Dated: December 12, 2002