Form 10QSB
period 2003-03-31
COMPUTER AUTOMATION SYSTEMS INC
filed 2003-05-20
CIK 1085069

U.S. Securities and Exchange Commission Washington, D. C. 20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the calendar year ended December 31, 2002

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

                    1825 East Plano Parkway, Suite #200
                             Plano, TX 75074
                             ---------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (214) 734-2116

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

State Issuer's revenues for its most recent fiscal year: December 31, 2002 - $36,113.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     May 1, 2003 - $499,180. There are approximately 9,983,619 shares of common voting stock of the Company held by non-affiliates. There is no "established market" for the Company's securities; management has arbitrarily valued these shares at the average bid price of the Company's common stock during the quarterly period ended December 31, 2002.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           May 1, 2003

                             9,983,619


                   DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

Transitional Small Business Issuer Format   Yes     No _X__
                                                --

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

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

Business.
---------

     General
     -------

                Computer Automation Systems, Inc. ("the Company" or "CASi") is a holding company incorporated in the State of Nevada. As used herein, the term "CASi" or the "Company" refers to both the parent company and its only wholly owned subsidiary Computer Automation Systems, Inc. - Texas.

                CASi designed and manufactured custom rack mount and industrial computer applications primarily for the telecommunications industry during 2001. The Company discontinued all of its manufacturing operations during 2002 and began seeking candidates to acquire the holding company.


Distribution Methods of the Products or Services.
-------------------------------------------------

          Presently, the Company is not seeking new customers and management is concentrating its efforts on seeking candidates for a possible merger or sale of the company's assets.

Principal Products or Services and their Markets.
-------------------------------------------------

                For a discussion of the Company's principal products and service, see the heading "General" of Part I, Item 1 of the Report.


Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

 New Products

 ------------
         There are no new services or products offered by CASi's during 2002 and the company has no plans to renew its manufacturing processes or offer any new products in the future.

Dependence on One or a Few Major Customers.
-------------------------------------------
         The Company's largest single account in 2001 was Alcatel, a subsidiary of a diversified French telecommunications manufacturer, Alcatel, S.A. Alcatel has represented approximately 80% of CASi's 2001 revenues. CASi did not have any sales to Alcatel during 2002.


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

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------
          None; not applicable.

Research and Development Expenses.
----------------------------------
          The Company expended $43,894 in expenditures on research and development in the calendar years ended December 31, 2001. The majority of these funds were expended for the Kiosk business and the ACE-10 product lines. Both of these product lines have been discontinued.

Number of Employees.
--------------------
         The Company cancelled its leasing agreement with Employee Resource Administration "ERA" in 2002 resulting in no employees leased to CASi. However, Michael E. Cherry, President and CEO continued employment at the company during 2002 in order to wind down the business affairs of the Company. The Company did not pay any salary to Mr. Cherry for these services.

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

Limited Assets and Source of Revenue.
-------------------------------------

          The Company's revenues are insufficient to fund operating expenses or to expand its business operations. See the heading "Plan of Operation" of the caption "Management's Discussions and Analysis or Plan of Operation," Part II,
Item 6 of this Report.

          Limited Funds Available for Operating Expenses.
          -----------------------------------------------
          The Company currently has no operating capital or cash resources. The Company's ability raise debt or equity funding from non-affiliated sources may be severely limited by reason of its limited historical operations, current and prior year net operating losses, limited assets, and the limited public market for its common stock. See the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation," Part II, Item 6 of this Report, regarding The Company's current and intended operations; and the caption "Market for Common Equity and Related Stockholder Matters," Part II, Item 5, regarding the limited market for the Company's common stock.

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


          Low Barriers to Entry.
          ----------------------
                N/A - no new business or continuing operations to consider.

          Rapid Technology Change.
          ------------------------
                N/A due to no manufacturing or production operations.

          Potential Liability to Clients.
          -------------------------------
          N/A since no customers are currently being sought by management.

          Future Capital Needs; Uncertainty of Additional Financing.
          ----------------------------------------------------------

          The Company currently does not have the available cash resources and credit facilities sufficient to meet its presently anticipated working capital and capital expenditure requirements for this year. However, the Company's future liquidity and capital requirements will depend upon its ability to obtain outside investments or complete a merger with a qualified candidate. There can be no assurance that such additional funding, if acquired, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if acquired, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its products or selected business opportunities.

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

Item 2.  Description of Property.
         ------------------------
         The Company leases 2,000 square feet of office and light industrial space at 1825 East Plano Parkway, Suite #200, Plano, TX 75074, on a month to month basis, at a monthly rent of $1,505. Total rent for these facilities during the calendar year ended December 31, 2002, was $18,060; total rent in the calendar year ended December 31, 2001, was $18,060. These facilities are leased from Control Manufacturing, the owners of which are stockholders of the Company; however, management believes the lease terms for these facilities are fair and reasonable, and are at rates comparable to similar facilities in the areas where the Company conducts its business operations. Ms. McCollum and Ms. Cobb are the "affiliated" stockholders who own Control Manufacturing; see Part III, Item 11, for information concerning their stock ownership in The Company.

Item 3.  Legal Proceedings.
         ------------------
         The Company is a party to several lawsuits involving its trade creditors. These creditors are seeking payment for raw materials used in CASi's products previously manufactured. CASi was able to return a majority of these materials to these vendors for credit during 2002; however, some balances remain unpaid. Management has offered stock in exchange for these debts in order to complete a potential merger as explained in footnote 12 of the financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         No matter was submitted to a vote of the Company's security holders during the calendar year ended December 31, 2002.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

 The Company's common stock is traded on the NASDAQ bulletin board under the symbol "CASX". No assurances can be given that any market for the Company's common stock will develop or be maintained. For any market that develops for the Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any "restricted securities" may be issued in the future may have a substantial adverse impact on any public market for the Company's common stock. A minimum holding period of one year is required for resales under Rule 144, along with compliance with other pertinent provisions of the Rule, including publicly available information concerning the Company (this requirement will be satisfied by the continued timely filing by the Company of all reports required to be filed by it with the Securities and Exchange Commission; limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale of Form 144). For information regarding "restricted securities" issued by the Company during the past three years and the commencement date of the holding period of these securities, see the caption "Recent Sales of Unregistered Securities," Part II, Item 5 of this Report.


          The following quotations were provided by the National Quotation Bureau, LLC. They represent inter-dealer prices and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.

                             STOCK QUOTATIONS*

                                               CLOSING BID

Quarter ended:                          High                Low
--------------                          ----                ---
January 4, 2001
through
March 31, 2001                         $.75                 $.38

April 1, 2001
through
June 30, 2001                          $.25                  $.16

July 1, 2001
through
September 30, 2001                    $.19                   $.07

October 1, 2001
through
December 31, 2001                     $.25                  $.12

January 1, 2002
Through
March 31, 2002                         $.23                  $.06

April 1, 2002
Through
June 30, 2002                          $.08                  $.05

July 1, 2002
Through
December 31, 2002                       $.08                 $.05


Holders.
--------

         The number of record holders of the Company's securities as of the date of this Report is approximately 143.


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


Common Stock Warrants and Options
----------------------------------------
                On June 5, 2000, the Company entered into a nonqualified stock option agreement with certain employees, directors, and independent contractors. The plan allows the Board to award up to 500,000 stock options. During 2000, the Board awarded 275,000 stock options. These options vested immediately and expire on June 5, 2010. This plan allows these individuals to purchase Company stock at $.875 per share. At the time of this filing, no options had been exercised.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          The Company has ceased all operations during 2002 and focused on settling its trade payables by offering stock for debt in hopes of strengthening its balance sheet in order to complete a merger with a viable candidate. If CASi is unable to complete a merger or acquire additional outside debt or equity funding, the Company's results of operations will be significantly impacted and it will be unable to produce sufficient operating revenue to continue as a going concern.

          The Company has no major purchases planned or any production of any products for the next 12 months.


Results of Operations.
----------------------

                The Company had revenues of $36,113 during the calendar year ended December 31, 2002, as compared with revenues of $789,944 during the calendar year ended December 31, 2001. This decrease was primarily due to CASi's major customer's reduction in demand for CASi's MPS product line. The elimination of this product line had a significant impact on CASi's earnings. This decrease in sales coupled with increased manufacturing costs and inventory valuation reserves, resulted in lower gross profits in 2002.

                Sales from Alcatel were 80% of total sales for the calendar year ended December 31, 2001. There were no sales to Alcatel in 2002. In the 2002 calendar year, The Company's gross profit, before deduction of general and administrative expenses of $279,972, was $31,928; gross profit in the preceding calendar year was $161,732, before deduction of general and administrative expenses of $536,141. Principal general and administrative expenses included payroll expenses ($ 36,907 and $214,635, respectively); contracted services ($62,765 and $172,675, respectively); and bad debts ($46,444 and $8,691, respectively).

                The Company recorded an impairment adjustment on its fixed assets relating to its Kiosk equipment. Management was also successful in returning some of the raw materials used to manufacture this equipment for credits to the respective vendors. The total write-off from these transactions was $226,350.

          The Company also incurred research and development expenses of $43,894 during the year ended December 31, 2001. The majority of these funds were spent for discontinued product lines.

                 The Company had a net operating loss for the year ended December 31, 2002 and 2001.


Liquidity and Capital Resources.
--------------------------------

                 The Company did not generate any cash flow during 2002 and experienced a decrease of ($272,576) in 2001. As of December 31, 2002, the Company had no cash assets.

                During 2002, The Company used cash generated from collection of accounts receivable and collection of an income tax receivable to pay amounts owed to trade creditors.

          Management does not believe that SFAS No's 131 and 133 regarding segment reporting and derivatives, respectively, will have any impact on the Company's financial condition and operations.




                         PART II - FINANCIAL STATEMENTS
                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY


                          INDEX TO FINANCIAL STATEMENTS



                                                                           Page

Report of Independent Certified Public Accountants............................3

Financial Statements

   Consolidated Balance Sheets at December 31, 2002 ..........................4

   Consolidated Statements of Operations for the years ended
    December 31, 2002 and 2001................................................5

   Consolidated Statement of Shareholders' Equity for the years ended December 31, 2002 and 2001...........................................6

   Consolidated Statements of Cash Flows for the years ended
   December 31, 2002 and 2001.................................................7

   Notes to Consolidated Financial Statements.................................8




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Computer Automation Systems, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheets of Computer Automation Systems, Inc., as of December 31, 2002, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Automation Systems, Inc. as of December 31, 2002, and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses for the last two years. This factor, among others as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




MALONE and BAILEY, PLLC
www.malone-bailey.com
Houston, Texas


May 19,  2003



                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                December 31, 2002

                                     ASSETS

                                                                                                   2002

Total assets                                                                                              -
                                                                                               ============



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
    Cash in bank - overdraft                                                                   $      1,065
    Accounts payable                                                                                179,747
    Accounts payable - related party                                                                 12,040
                                                                                               ------------

              Total current liabilities                                                             192,852

    Contingencies                                                                                         -

Shareholders' deficit:
    Preferred stock - 5,000,000 shares authorized; $.001 par
      value; no shares issued or outstanding                                                              -
    Common stock - 15,000,000 shares authorized; $.001 par
      value; 9,983,619 and 8,393,334 shares issued and outstanding
      at December 31, 2002 and 2001, respectively                                                     9,984
    Additional paid-in capital                                                                      569,550
    Accumulated deficit                                                                            (772,386)
                                                                                               -------------

Total shareholders' deficit                                                                        (192,852)
                                                                                               -------------

Total liabilities and shareholders' deficit                                                    $          -
                                                                                               ============



The accompanying notes are an integral part of these consolidated financial statements.


                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2002 and 2001



                                                                           2002                      2001
                                                                       -------------             ------------

Revenues                                                               $      36,113             $    789,944

Cost of revenues                                                               4,185                  628,212
                                                                       -------------             ------------

         Gross profit                                                         31,928                  161,732

General and administrative expenses                                          279,972                  536,141

Impairment valuation allowance                                               260,372                        -

Research and development expense                                                   -                   42,999
                                                                       -------------             ------------

Operating loss                                                              (508,416)                (417,408)

Other expenses
   Interest                                                                   14,323                   11,439
   Other                                                                      14,009                      980
                                                                       -------------             ------------
                                                                              28,332                   12,419

Net loss before income taxes                                                (536,748)                (429,827)

Income tax benefit                                                                 -                 (108,378)

         Net loss                                                      $    (536,748)            $   (321,449)
                                                                       =============             =============

Loss per common share - basic and diluted                              $        (.06)            $       (.04)
                                                                       =============             =============

Weighted average shares outstanding - basic and diluted                    8,647,785                8,393,334
                                                                       =============             ============



The accompanying notes are an integral part of this consolidated financial statement.


                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     Years ended December 31, 2002 and 2001



                                                                     Additional       Retained
                                             Common Stock              Paid-in         Earnings
                                      --------------------------
                                         Shares         Amount         Capital        (Deficit)         Total
                                      ------------     ---------     -----------    -------------    -----------
Balances at December 31, 2000            8,393,334     $    8,394     $  340,073     $     85,811    $  434,278

   Net loss                                      -             -               -         (321,449)     (321,449)
                                      ------------     ---------      ----------     -------------   -----------

Balances at December 31, 2001            8,393,334         8,394         340,073         (235,638)       112,829

   Stock for Trade Creditors               164,411           165          70,402                          70,567
   Stock for Convertible Debt              250,000           250         119,750                         120,000
   Common Stock Issued                   1,005,874         1,175          39,325                          40,500

   Net loss                                      -             -               -         (536,748)      (536,748)
                                      ------------     ---------      ----------     -------------   ------------

Balances at December 31, 2002            9,983,619     $   9,984      $569,550       $   (772,386)   $  (192,852)
                                      ============     =========      ==========     =============   ============



The accompanying notes are an integral part of these consolidated financial statements.


                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2002 and 2001

                                                                               2002                     2001
                                                                           ------------             -----------
Cash flows from operating activities
    Net loss                                                               $   (536,748)            $  (321,449)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                            38,371                  56,695
        Loss on abandonment of capital equipment                                 87,796                       -
        Bad debt expense                                                         46,444                  63,097
        Impairment of assets and inventory write-downs                            297,533                  89,362
Changes in operating assets and liabilities:
          Accounts receivable                                                    83,189                (126,936)
          Inventory                                                               7,808                 (30,364)
          Employee receivables                                                   32,014                  (2,573)
          Note receivable                                                         5,384                       -
          Other assets                                                            5,858                   4,867
          Accounts payable and bank overdraft                                  (175,676)                298,556
          Accrued liabilities                                                   (18,306)                  3,718
          Income tax receivable                                                  88,789                   3,467
                                                                           ------------             -----------
                Net cash provided by (used in) operating activities             (37,544)                 38,440
                                                                           -------------            -----------

Cash flows from investing activities
    Capital expenditures                                                              -                (300,950)
                                                                           ------------             ------------
                Net cash used in investing activities                                 -                (300,950)
                                                                           ------------             -----------

Cash flows from financing activities
    Issuance of common stock                                                     40,500                       -
    Payments on capital lease                                                    (2,956)                 (2,745)
                                                                           -------------            ------------
             Net cash provided by (used in) financing activities                 37,544                  (2,745)

Net (decrease) in cash and cash equivalents                                           -                (265,255)

Cash and cash equivalents, beginning of year                                          -                 265,255
                                                                           ------------             -----------

Cash and cash equivalents, end of year                                     $          -             $         -
                                                                           ============             ===========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                 $      6,474             $     1,482
                                                                           ============             ===========
    Cash paid for income taxes                                             $          -             $         -
                                                                           ============             ===========

Schedule of non-cash investing and financing transactions
    Stock issued for trade creditors                                       $     70,567             $         -
                                                                           ============             ===========
    Stock issued for debt                                                  $    120,000             $         -
                                                                           ============             ===========





                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



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

Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding for the year. Diluted earnings per share is computed by dividing net loss by the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation for the year ended December 31, 2001 because their inclusion is anti-dilutive. There were no outstanding common stock equivalents during the year ended December 31, 2002.

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


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of CASi as a going concern. CASi has incurred net losses of $502,726 and $321,449 in 2002 and 2001 respectively. In addition, Alcatel, CAS 's largest customer which made up 80% of the CASi's revenue in 2001, this customer cancelled this product line at the end of 2001 which had a significant negative impact on the CASi's revenues and cash flows.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of CASi to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

All property and equipment was considered impaired at December 31, 2002 and has been adjusted to reflect its actual value. Total impairment adjustment was $260,372 during 2002.

Depreciation expense was $38,371 and $56,698 for the years ended December 31, 2002 and 2001, respectively.


NOTE 4 - CONVERTIBLE DEBT

During 2000, Casi secured $100,000 of financing as part of a $150,000 convertible note agreement. Interest accrues on the outstanding principal balance of the note at the rate of 10% per annum and is payable monthly. The unpaid principal together with any unpaid accrued interest is due on September 27, 2003. The holder of the note elected to convert this debt to stock during 2002. The principal balance of $100,000 and accrued interest of $20,000 has been converted to 250,000 shares of common stock.


NOTE 5 - RESEARCH AND DEVELOPMENT COSTS

CASi classifies the costs of planning, designing and establishing the technological feasibility of a computer hardware product as research and development costs and charges those costs to expense when incurred. After technological feasibility has been established, costs of producing a marketable product are capitalized and amortized over the estimated life of the product (3 years). Cost of maintenance and customer support is charged to expense as incurred. CASi incurred research and development expenditures of $42,999 in 2001, relating to the research, development and testing of new product lines.

NOTE 6 - INCOME TAXES

Temporary differences that give rise to the deferred tax assets or liabilities at December 31, 2002 and 2001 are as follows:

     Deferred tax assets
       Net operating loss carryforward                                 216,000
                                                                      --------
       Deferred tax asset                                              216,000
       Valuation allowance                                            (216,000)
                                                                      --------
     Net deferred tax asset                                           $      -
                                                                      ========

The provision for income taxes for the years ended December 31, 2002 and 2001 consists of the following:

                                                2002                  2001
                                             -----------           ----------
     Federal
       Current                               $         -           $ (108,378)
       Deferred                                        -                    -
                                             -----------           ----------
                                             $         -           $ (108,378)
                                             ===========           ===========

A reconciliation of income tax expense (benefit) using the statutory federal income tax rate of 34% to the actual income tax expense (benefit) for the years ended December 31, 2002 and 2001 is as follows:

                                                                 2002                        2001
                                                             -----------                 ----------
     Federal tax expense (benefit) at statutory rate         $  (170,927)                $ (120,037)
     Change in valuation allowance                               170,927
     Other                                                                                   11,659
                                                             -----------                 ----------
                                                             $         -                 $ (108,378)
                                                             ===========                 ===========

CASi has total net operating losses at December 31, 2002 of approximately $635,000.

NOTE 7 - RELATED-PARTY TRANSACTIONS

CASi has a Cooperation Agreement ("Agreement") with an entity controlled by a director and shareholder of CASi. The Agreement provides for sharing complimentary resources in the engineering, manufacturing, and support of industrial computers. Substantially all product production is provided for under this Agreement. Pricing is negotiated with each order as submitted. The related party payable in connection with services received by CASi as of December 31, 2002 and 2001 was $12,040 and $55,657, respectively. Total expenses related to production paid to this related party were $0 and $239,519 for the years ended December 31, 2002 and 2001, respectively. CASi also leases its facilities from this entity on a month-to-month basis at $1,505 per month. Total rent expense for the year ended December 31, 2002 and 2001 was $18,060 for each year.

During 2002 and 2001, CASi advanced funds to the CASi's president. The amounts due were $0 and $32,014 at December 31, 2002 and 2001, respectively. These amounts are included in employee receivables in the accompanying balance sheet. During the year, CASi forgave this amount due from the president in consideration of him not receiving any salary for services during 2002. The balance reclassified to expense in 2002 was $16,589.

In January 2002, Control Manufacturing, a related party, advanced CASi $50,000 for operating capital. The funds were repaid with accounts receivable collections in February 2002. The total amount repaid was $55,000.

NOTE 8 - STOCK OPTIONS

On June 5, 2000, the Board unanimously approved a stock option plan for employees, Board members and key contractors. The plan allows the Board to award up to 500,000 stock options. The Board awarded 275,000 stock options all with an exercise price of $.88 per share during the second quarter of 2000. These options are exercisable immediately and have a 10-year life. The fair value of these options granted in 2000 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used; expected volatility 0%, risk free rate of 6%, no dividend yield and expected life of 2 years. A volatility of 0% was used due to the low volume of trading of the Company's stock since the reverse acquisition. The weighted average grant date fair value of options granted during 2000 was $.88 per share. No options were granted in 2002 and 2001 and no options have been exercised through December 31, 2002.

Had compensation costs for stock based compensation been determined consistent with the fair value method of SFAS 123, the CASi's net loss and net loss per common share for the year ended December 31, 2002 and 2001 would have been as follows:

                                                                2002                      2001
                                                                ----                      ----
       Net loss, as reported                            $     (502,726)             $   (321,449)
                                                         ==============              ============
       Pro forma net loss                               $     (502,726)             $   (321,449)
                                                         ==============             ============

       Net loss per common share as reported            $         (.05)             $       (.04)
                                                         ==============              ============
       Pro forma net loss per common share              $         (.05)             $       (.04)
                                                         ==============              ============

NOTE 9 - LEASES

In 1999 CASi entered into an operating lease with a related party for its facilities. The lease agreement provides for rent of $1,505 to be paid on a month-to-month basis. Total rent expense for 2002 and 2001 for this facility was $18,060 per year. This lease was cancelled at the end of 2002.

Total rent expense for equipment incurred for 2002 and 2001 was $2,956 and $32,014, respectively.


NOTE 10 - SIGNIFICANT CONCENTRATION OF BUSINESS RISK

Approximately 80% of revenues in 2001 were from a single customer. Accounts receivable related to this customer were approximately $127,740 at December 31, 2001. In the event of non-performance, the maximum exposure to CASi is the recorded amount shown on the balance sheet.

NOTE 11 - SUBSEQUENT EVENTS

On April 29, 2003, CASi signed a "Letter of Intent" to exchange CASi shares for shares in Acorn Medical, Inc. The agreement states that the existing shareholders of CASi will receive 1,250,000 or 12.5% of the post merger entity, which equates to a 10:1 reverse split. In order to this merger to be successful, CASi is required to reduce its payables below $100,000 and will attempt to accomplish this by offering stock for amounts owed to trade creditors. In the event CASi is not successful in this attempt, the merger will not be completed and CASi will cease operating as a going concern.

NOTE 12 - LITIGATION

The Company is a party to several lawsuits involving its trade creditors. These creditors are seeking payment for raw materials used in CASi's products previously manufactured. CASi was able to return a majority of these materials to these vendors for credit during 2002; however, some balances remain unpaid. Management has offered stock in exchange for these debts in order to complete a potential merger as explained in footnote 12 of the financial statements.


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


                                  Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------


Michael E. Cherry     President     7/28/98           *
                      Director      7/28/98           *
                      CEO          10/22/99           *

Connie Cherry         Secretary    10/22/99           *
                      Director     10/22/99           *

Chris Poinsatte       Director     10/22/99           *

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

         Connie Cherry, Secretary and Director. Ms. Cherry, age 46, received a B.S. Degree in Health and Physical Education from Penn State. After her graduation, she worked for approximately five years as a surgical periodontal assistant in Dallas, Texas. She then worked as an insurance salesperson from MONY - Mutual of New York for three years. From 1981 to 1986, Ms. Cherry was sales manager for Cosmopolitan Lady Health Clubs in Dallas, Texas. She spent the next three years working in sales for Multi Market Media, which pioneered the "1-800 Dentist" national dental referral program. From 1989 through 1992, Ms. Cherry worked for Professional TV Productions, where she wrote, produced and sold TV commercials for clients such as attorneys, chiropractors, veterinarians and jewelers. From 1992 to 1995, she wrote, produced and sold TV commercials for TM Century Productions. Since then, she has been employed as Advertising Sales and Sales Manager for Power Media Group, dba "Texas Technology Magazine."

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

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:






                        SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)         (j)

                                              Secur-
                                              ities        All         % of
Name and   Year or               Other  Rest- Under- LTIP  Other       Total
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-        Options
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n Granted
-------------------------------------------------------------------------
Michael E.
Cherry,               12/31/02         $0      0      0        0          0       0        0           0
CEO, Pres.            12/31/01    $96,154      0      0        0          0       0        0           0
Director

Connie                12/31/02          0      0      0        0          0       0        0           0
Cherry,               12/31/01          0      0      0        0          0       0        0           0
Secretary/Director

Sylvia                12/31/02          0      0      0        0          0       0        0           0
McCollum,             12/31/01          0      0      0        0          0       0        0           0
Director

Sandra                12/31/02          0      0      0        0          0       0        0           0
Cobb,                 12/31/01          0      0      0        0          0       0        0           0
Director

Chris                 12/31/02          0      0      0       0           0       0        0           0
Poinsatte,            12/31/01          0      0      0       0           0       0        0           0
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


          Except as set forth above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to The Company's management during the calendar years ended December 31, 2002 and 2001.

Compensation of Directors.
--------------------------

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

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

          None.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

         The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock, including stock options, outstanding as of the date of this Report, assuming 9,983,619 shares are outstanding:







         Name and Address                Type of             Number of Shares           Subtotal         Percentage
                                        Ownership           Beneficially Owned                            Of Class
------------------------------------ ----------------- ----------------------------- ---------------- ------------------
------------------------------------ ----------------- ----------------------------- ---------------- ------------------
Michael E. Cherry
1825 E. Plano Parkway                                                                      2,556,525        25.6
Suite 200
Plano, Texas 75074                       Personal                2,556,525 (1)

Sandra Cobb
1825 E. Plano Parkway                                                                        912,000         9.3
Suite 200
Plano, Texas 75074                       Personal                  912,000

Sylvia McCollum
1825 E. Plano Parkway                                                                        912,000         9.3
Suite 200
Plano, Texas 75074                       Personal                  912,000

Cede and Co
PO Box 222
Bowling Green Station
New York, NY  10274                      Personal               2,453,787                  2,453,787        24.6
               TOTAL                                                                       6,834,312        68.5

          (1) A total of 60,000 of these shares are held in the names of Mr. Cherry's minor children.


Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report, assuming 9,983,619 shares and options are outstanding:

                 Name and Address                       Type of            Number of Shares            Subtotal         Percentage
                                                       Ownership          Beneficially Owned                             Of Class
--------------------------------------------------- ---------------- ------------------------------ ---------------- --------------
--------------------------------------------------- ---------------- ------------------------------ ---------------- --------------
Michael E. Cherry
1825 E. Plano Parkway
Suite 200                                                                                                 2,556,525
Plano, Texas 75074                                     Personal      2,077,500 (1)(2)                                    25.6

Connie Cherry
815 Autumn Ridge Drive
McKinney, Texas 75070

Chris Poinsatte (former CFO)
3924 Peter Pan
Dallas, TX 75229

Sylvia McCollum
1825 E. Plano Parkway
Suite 200                                                                                                   912,000         9.3
Plano, Texas 75074                                     Personal      912,000

Sandra Cobb
1825 E. Plano Parkway
Suite 200                                                                                                   912,000         9.3
Plano, Texas 75074                                     Personal      912,000

                      TOTAL                                                                               4,380,525        43.8

     (1) A total of 60,000 of these shares are held in the names of Mr. Cherry's minor children.

     (2) Michael E. Cherry and Connie Cherry are husband and wife. As a result, all shares beneficially owned by Mr. Cherry may also be deemed to be beneficially owned by Ms. Cherry.

Changes in Control.
-------------------
          The Company has entered into a "Letter of Intent" to merge the existing operations into Acorn Medical, Inc. If completed, the shareholders of CASi will exchange their shares for shares in Acorn Medical, Inc. resulting in CASi existing shareholders owning 12.5% of Acorn Medical, Inc.


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

NONE

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

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.


COMPUTER AUTOMATION SYSTEMS, INC.


Date:
          --------------------------


Signature:
          --------------------------
          Michael E. Cherry, President







                              FORM OF CERFITICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHAGE ACT OF 1934, AS AMENDED

CERTIFICATION

I, Michael Cherry, certify that:

1. I have reviewed this quarterly report on Form 10-K of Computer Automation Systems, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.
(d) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:
      -----------------------------------------------
        Name:  Michael E. Cherry
        Title: President and Chief Executive Officer







                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Computer Automation Systems, Inc. on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date:                                    By
     -----------                            -------------------------
                                            Michael E. Cherry, Chief
                                            Executive Officer and Director



Date:                                   By
     ------------                           ------------------------
                                            Chris Poinsatte, Director


Date:                                    By
     ------------                           ------------------------
                                            Sandra Cobb, Director


Date:                                   By
     ------------                           ------------------------
                                            Sylvia McCollum, Director


Date:                                   By
     ------------                           ------------------------
                                            Connie Cherry, Director