Form 10QSB
period 2003-03-31
COMPUTER AUTOMATION SYSTEMS INC
filed 2003-06-12
CIK 1085069

United States Securities Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB




[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003


[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHAGE ACT

 For the transition period from                        to
                                ----------------------    ----------------------

                        Commission File Number 000-27419

                        Computer Automation Systems, Inc.
-------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)


Nevada 87-0446957 (State or other jurisdiction of incorporation or organization) IRS Employer Identification No.


                              1825 E. Plano Parkway
                                   Suite 200
                                Plano, TX 75074
                    (Address of principal executive offices)

                                  (214)734-2116
                            (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,983,619.

Transitional Small Business Disclosure Format (check one)  [ X ]  Yes   [  ]  No



TABLE OF CONTENTS

Consolidated Balance Sheets at March 31, 2003 (unaudited) and
December 31, 2002                                                              2

Consolidated Statements of Operations
   for the three months ended March 31, 2003 and 2002                          3

Consolidated Statements of Cash Flows for the
   three months ended March 31, 2003 and 2002                                  4

Notes to Interim Consolidated Financial Statements                             5




                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                     ASSETS

                                                                               March 31,           December 31,
                                                                                 2003                  2002
                                                                              (Unaudited)
                                                                           -----------------------       ----------
TOTAL ASSETS                                                               $            -         $            -
                                                                           ==============         ==============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Cash in bank - overdraft                                                $            -         $        1,065
   Accounts payable                                                               185,019                179,747
   Accounts payable - related party                                                12,040                 12,040
                                                                           --------------         --------------

Total current liabilities                                                         197,059                192,852

Contigencies                                                                            -                      -

Shareholders' deficit
  Preferred stock -- 5,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                                         -                      -
  Common stock -- 15,000,000 shares authorized, $.001 par
     value; 9,983,619 shares issued and outstanding                                 9,984                  9,984
  Additional paid-in capital                                                      573,379                569,550
  Accumulated Deficit                                                            (780,422)              (772,386)
                                                                           ---------------        ---------------

Total shareholders' deficit                                                      (197,059)              (192,852)
                                                                           ---------------        ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                $            -         $            -
                                                                           ==============         ==============




                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     2003              2002
                                                                                  (Unaudited)       (Unaudited)
Revenues                                                                        $           -    $      14,296
Cost of sales                                                                               -           16,157
                                                                                -------------    -------------

Gross profit (loss)                                                                         -           (1,861)

General and administrative expenses                                                     8,036          116,941
                                                                                -------------    -------------

Operating income (loss)                                                                (8,036)        (118,802)

Other income (expenses)                                                                     -             (421)
                                                                                -------------     -------------

Net income (loss)                                                               $      (8,036)   $    (119,223)
                                                                                ==============   ==============

Income (loss) per share - basic and diluted                                     $       (.00)    $        (.01)

Weighted average shares outstanding - basic
   and diluted                                                                      9,983,619        8,369,334
                                                                                 ============     ============





                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    2003                  2002
                                                                                 (Unaudited)           (Unaudited)
Cash flows from operating activities
   Net income (loss)                                                         $      (8,036)          $     (119,223)
Adjustments to reconcile net income (loss) to cash
   used in operating activities:
   Depreciation and amortization 15,000 Changes in operating assets and liabilities:
   Accounts receivable                                                                   -                   92,901
   Inventory                                                                             -                   19,151
   Other receivables                                                                     -                    3,771
   Income taxes                                                                          -                   88,789
   Accounts payable and bank overdraft                                               4,207                  (30,613)
   Accrued liabilities                                                                   -                   11,195
                                                                             -------------           --------------

       Net cash provided by operating activities                                    (3,829)                  80,971

Cash flows from investing activities
   Capital expenditures                                                                  -                     (500)
                                                                             -------------           ---------------

       Net cash used in investing activities                                             -                     (500)

Cash flows from financing activities
   Contribution to capital                                                           3,829                        -
   Payments on Capital Lease                                                             -                     (633)
                                                                             -------------           ---------------

Net cash used in financing activities                                                3,829                     (633)
                                                                             -------------           ---------------

Net increase in cash                                                                     -                   79,838

Cash and cash equivalents, beginning of period                                           -                   (7,501)
                                                                             -------------           ---------------

Cash and cash equivalents, end of period                                     $           -           $       79,337
                                                                             =============           ==============


Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                                $           -           $            -
                                                                             =============           ==============










                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements
                                 March 31, 2003




                                       10
1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements of Computer Automation Systems, Inc. and Subsidiary (the "Company") have been prepared by CASi without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with CASi's audited consolidated financial statements and notes thereto included in CASi's Form 10KSB for the year ended December 31, 2002. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended March 31, 2003 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of CASi include the accounts of CASi and its wholly-owned subsidiary. All significant inter-company transactions have been eliminated


2.       CONCENTRATIONS OF OPERATIONS

CASi has ceased all manufacturing processes and does not intend to renew any operations in future periods.



                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
PRECAUTIONARY STATEMENT

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

Item 2.

Plan of Operation.

CASi has ceased all manufacturing processes. Instead, management is focusing its efforts on completing a merger with Acorn Medical, Inc. pursuant to the Letter of Intent signed on April 29, 2003. The agreement states that the existing shareholders of CASi will receive 1,250,000 or 12.5% of the post merger entity, which equates to a 10:1 reverse split. In order for this merger to be successful, CASi is required to reduce its payables below $100,000 and will attempt to accomplish this by offering stock for amounts owed to trade creditors. In the event CASi is not successful in this attempt, the merger will not be completed and CASi will cease operating as a going concern..

Item 3.

Management's Discussion and Analysis Results of Operations and Financial
Condition

CASi had no revenues in 2003, but had revenues of $14,296 and a gross profit margin of ($1,861), which includes an inventory valuation adjustment of $9,655, for the three months ended March 31, 2002.

CASi incurred $8,036 of general and administrative expenses for the three months ended March 31, 2003 as compared with $116,941 for the same period in 2002.

CASi had a net loss after taxes of ($8,036, or $0.00 per share), for the three months ended March 31, 2003; as compared with a net loss after income taxes of ($119,223, or $0.01 per share), for the three months ended March 31, 2002. The net loss was primarily due to CASi ceasing all of its manufacturing processes. Due to the management's decision not to renew any future operations, CASi is expected to show a loss in future periods. If management is not successful in completing the merger with Acorn Medical, Inc. it is probable that CASi will not continue as a going concern.

At March 31, 2003, CASi had no cash and cash equivalents.

Item 4.

CONTROLS AND PROCEDURES

Based on the evaluation of CASi's disclosure controls and procedures by Mr. Mike Cherry, both the chief executive officer and chief accounting officer of CASi, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that CASi's disclosure controls and procedures are effective in ensuring that information required to be disclosed by CASi in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in CASi's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

         We filed no reports on Form 8-K during the period covered by this Form 10-QSB.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.


COMPUTER AUTOMATION SYSTEMS, INC.


Date:             /s/May 30, 2003


Signature:        /s/ Michael E. Cherry
                  Michael E. Cherry, President


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


Date: /s/May 30, 2003 /s/ Michael E. Cherry
        Name:  Michael E. Cherry
        Title: President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Computer Automation Systems, Inc. on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of CASi.

/s/  Michael E. Cherry
Michael E. Cherry, President and Chairman of the Board
Dated: May 30, 2003