Form 10QSB
period 2003-06-30
COMPUTER AUTOMATION SYSTEMS INC
filed 2003-09-23
CIK 1085069

United States Securities Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB




[X ]QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003


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

                                    (214) 734-2116
                               (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,863,619.

Transitional Small Business Disclosure Format (check one)  [ X ]  Yes    []  No


                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY


                                      Index




Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31,
2002                                                                          2

Consolidated Statements of Operations (unaudited)
   For the periods ended June 30, 2003 and 2002                               3

Consolidated Statements of Cash Flows (unaudited) for the
   Periods ended June 30, 2003 and 2002                                       4

Notes to Interim Consolidated Financial Statements                            5





                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
               At June 30, 2003 (unaudited) and December 31, 2002



                                     ASSETS

                                                                               June 30,            December 31,
                                                                                 2003                  2002
                                                                              (Unaudited)
                                                                           -----------------------       ----------

Cash in bank                                                               $          301         $            -
                                                                           --------------         --------------

TOTAL ASSETS                                                               $          301         $            -
                                                                           ==============         ==============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Cash in Bank - Overdraft                                                $            -         $        1,065
   Accounts payable                                                               178,254                179,747
   Accounts payable - related party                                                12,040                 12,040
                                                                           --------------         --------------

Total current liabilities                                                         190,294                192,852

Contingencies                                                                           -                      -

Shareholders' deficit
  Preferred stock -- 5,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                                         -                      -
  Common stock -- 15,000,000 shares authorized, $.001 par
     value; 10,863,619 & 9,983,619 shares issued and outstanding                   10,864                  9,984
  Additional paid-in capital                                                      580,070                569,550
  Accumulated deficit                                                            (780,925)              (772,386)
                                                                           ---------------        ---------------

Total shareholders' deficit                                                      (189,995)              (192,852)
                                                                           ---------------        ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                $          301         $            -
                                                                           ==============         ==============



                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               Consolidated Statements of Operations (Unadudited)


                                              Three Months Ended June 30,          Six Months Ended June 30,
                                              ---------------------------          -------------------------
                                                 2003              2002              2003              2002
                                                 ----              ----              ----              ----

Revenues                                    $         -       $     4,100       $           -    $      18,396
Cost of sales                                         -            22,267                   -           35,535
                                            -----------       -----------       -------------    -------------

Gross profit                                          -           (18,167)                  -          (17,139)

General and administrative expenses               4,314            92,689               9,586          201,262

Impairment valuation allowance                        -           151,350                   -          151,350
                                            -----------       -----------       -------------    -------------

Operating loss                                   (4,314)         (262,206)             (9,586)        (369,751)

Other income (expenses)                             (20)             (298)              1,045             (719)
                                            ------------      ------------      -------------     -------------

Net loss before income taxes                     (4,334)         (262,504)             (8,540)        (370,470)

Income tax benefit                                    -                 -                   -                -
                                            -----------       -----------       -------------     ------------

Net loss                                    $    (4,334)      $  (262,504)      $      (8,540)   $    (370,470)
                                            ============      ============       =============    =============

Loss per share - basic and diluted                  (.00)          (.03)                (.00)             (.04)

Weighted average shares outstanding - basic
   and diluted                               10,410,212         8,369,334          10,289,254        8,369,334
                                            ===========       ===========        ============     ============




                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                                     Six Months Ended June 30,
                                                                                    2003                  2002
                                                                                (Unaudited)            (Unaudited)
Cash flows from operating activities
   Net loss                                                                  $      (8,540)          $     (370,470)
Adjustments to reconcile net loss to cash
   used in operating activities:
   Depreciation and amortization                                                                             30,000
   Impairment of assets & inventory write-downs                                                             183,514
   Bad debts                                                                                                 39,201
Changes in operating assets and liabilities:
   Accounts receivable                                                                                       90,432
   Inventory                                                                                                  7,805
   Other receivables                                                                                         (2,279)
   Income taxes                                                                                              88,789
   Accounts payable                                                                 (1,494)                 (81,310)
   Accrued liabilities                                                                                       25,104
                                                                              ------------            -------------

       Net cash (used in) provided by operating activities                         (10,034)                  10,786

Cash flows from investing activities
   Capital expenditures                                                                  -                   (2,532)
                                                                             -------------           ---------------

       Net cash used in investing activities                                             -                   (2,532)

Cash flows from financing activities
   Payments on capital lease                                                             -                   (1,267)
   Issuance of common stock                                                         11,400                        -
                                                                             -------------           --------------

Net cash (used in) provided by financing activities                                 11,400                   (1,267)
                                                                             -------------            --------------

Net increase in cash                                                         $       1,366           $        6,987

Cash and cash equivalents, beginning of period                                      (1,065)                  (7,501)
                                                                             --------------            -------------

Cash and cash equivalents, end of period                                     $         301           $         (514)
                                                                              ============            ==============


Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                                $           -           $            -
                                                                              ============            =============

   Cash paid for interest                                                    $           -           $        5,489
                                                                              ============            =============










                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements

                             June 30, 2003 and 2002



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

                             June 30, 2003 and 2002

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

Item 3.

Management's Discussion and Analysis Results of Operations and Financial
Condition

The Company had no revenues in 2003, but had revenues of $18,396 and negative gross margin of ($17,139), which included an inventory valuation adjustment of $32,164, for the six months ended June 30, 2002.

The Company incurred $9,586 general and administrative expenses for the six months ended June 30, 2003 as compared with $201,262 for the same period in 2002.

The Company had a net loss after taxes of ($8,540), or $0.001 per share), for the six months ended June 30, 2003; as compared with a net loss after income taxes of ($370,470, or $0.04 per share), for the six months ended June 30, 2002. The net loss was primarily due to CASi ceasing all of its manufacturing processes. Due to the management's decision not to renew any future operations, the Company is expected to show a loss in future periods. If management is not successful in completing a merger with an approved candidate, it is probable that the Company will not continue as a going concern.

The Company had $301 of cash and cash equivalents at June 30, 2003.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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


COMPUTER AUTOMATION SYSTEMS, INC.


Date:             /s/
                  ------------------


Signature:        /s/ Michael E. Cherry
                  Michael E. Cherry, President




Exhibit 31.1

CERTIFICATION OF MIKE CHERRY
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB of Computer Automation Systems, inc. and Subsidiary for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of Computer Automation Systems, Inc. and Subsidiary;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



By:      /s/ Mike Cherry                             Date: September 19, 2003
         Mike Cherry,
         Chief Executive Officer
 and Chief Financial Officer




Exhibit 32.1


Certification of Mike Cherry Pursuant to 18 U.S.C. Section 1350,   As Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Mike Cherry, Chief Executive Officer and Chief Financial Officer of Computer Automation, Inc. and Subsidiary (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Quarterly Report on Form 10-QSB of the Company for the period ended June 30, 2003 (the "Report"), fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)); and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  September 19, 2003           By:     /s/   Mike Cherry
                                                  Mike Cherry
                                                  Chief Executive Officer and
                                                  Chief Financial Officer