Form 10QSB
period 2003-09-30
COMPUTER AUTOMATION SYSTEMS INC
filed 2003-11-21
CIK 1085069

United States Securities Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB




[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,923,619.

Transitional Small Business Disclosure Format (check one)  [ X ]  Yes   [ ]  No




                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY


                                      Index




Consolidated Balance Sheets at September 30, 2003 (unaudited) and
December 31, 2002                                                              2

Consolidated Statements of Operations (unaudited)
   For the periods ended September 30, 2003 and 2002                           3

Consolidated Statements of Cash Flows (unaudited) for the
   Periods ended September 30, 2003 and 2002                                   4

Notes to Interim Consolidated Financial Statements                             5




                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
             At September 30, 2003 (unaudited) and December 31, 2002


               See notes to interim consolidated financial statements.
                                        4
                                     ASSETS

                                                                                Sep 30,            December 31,
                                                                                 2003                  2002
                                                                              (Unaudited)
                                                                           ---------------       ----------
Current assets:
   Cash and cash equivalents                                               $            -         $            -
                                                                           --------------         --------------

TOTAL ASSETS                                                               $            -         $            -
                                                                           ==============         ==============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Cash in Bank - Overdraft                                                $            -         $        1,065
   Accounts payable                                                               164,776                179,747
   Accounts payable - related party                                                12,040                 12,040
                                                                           --------------         --------------

Total current liabilities                                                  $      176,816                192,852

Contingencies

Shareholders' Deficit
  Preferred stock -- 5,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                                         -                      -
  Common stock -- 15,000,000 shares authorized, $.001 par
     value; 10,923,619 & 9,983,619 shares issued and outstanding                   10,924                  9,984
  Additional paid-in capital                                                      581,210                569,550
  Accumulated deficit                                                            (768,950)              (772,386)
                                                                           ---------------        ---------------

Total shareholders' deficit                                                      (176,816)              (192,852)
                                                                           ---------------        ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                $                      $            -
                                                                           ==============         ==============



                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               Consolidated Statements of Operations (Unadudited)

                                              Three Months Ended Sep 30,           Nine Months Ended Sep 30,
                                              --------------------------           -------------------------
                                                 2003              2002              2003              2002
                                                 ----              ----              ----              ----
Revenues                                    $         -       $    13,732       $                $      32,128
Cost of sales                                    (9,726)            5,115              (9,726)          40,650
                                            ------------      -----------       --------------   -------------

Gross profit                                      9,726             8,617               9,726           (8,522)

General and administrative expenses              (2,250)           50,638               7,336          251,900

Impairment valuation allowance                                     75,000                              226,350
                                            -----------       -----------       -------------    -------------

Operating income/(loss)                          11,976          (117,021)              2,390         (486,772)

Other income (expenses)                                             4,858               1,045            4,139
                                            -----------       -----------       -------------     ------------

Net income/(loss) before income taxes            11,976          (112,163)              3,435         (482,633)

Income tax benefit                                    -                 -                   -                -
                                            -----------       -----------       -------------     ------------

Net income/(loss)                           $    11,976       $  (112,163)      $       3,435    $    (482,633)
                                            ===========       ============       ============     =============

Loss per share - basic and diluted                .001             (.01)                .001              (.05)

Weighted average shares outstanding - basic
   and diluted                               10,881,085         8,569,334          10,355,454        8,491,356
                                            ===========       ===========        ============     ============





                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                                     Nine Months Ended Sep 30,
                                                                                    2003                  2002
                                                                                (Unaudited)            (Unaudited)
Cash flows from operating activities
Net loss                                                                     $       3,435           $     (482,633)
Adjustments to reconcile net loss to cash
   used in operating activities:
   Depreciation and amortization                                                                             45,000
   Impairment of assets & inventory write-downs                                                             258,514
   Bad debts                                                                                                 39,201
Changes in operating assets and liabilities:
   Accounts receivable                                                                                       90,432
   Inventory                                                                                                  7,805
   Other receivables                                                                                         15,885
   Income taxes                                                                                              88,789
   Accounts payable                                                                (14,970)                 (77,448)
   Accrued liabilities                                                                                       11,064
                                                                              ------------            -------------

       Net cash (used in) operating activities                                     (11,535)                  (3,391)

Cash flows from investing activities
   Capital expenditures                                                                  -                   (5,529)
                                                                             -------------           ---------------

       Net cash used in investing activities                                             -                   (5,529)

Cash flows from financing activities
   Payments on capital lease                                                             -                   (2,289)
   Issuance of capital stock                                                        12,600                   27,000
                                                                             -------------           --------------

Net cash provided by/(used in) financing activities                                 12,600                   24,711
                                                                             -------------            -------------

Net increase/(decrease) in cash                                              $       1,065           $       15,791

Cash and cash equivalents, beginning of period                                      (1,065)                  (7,501)
                                                                             --------------            -------------

Cash and cash equivalents, end of period                                     $-          -           $        8,290
                                                                              ============            =============


Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                                $           -           $            -
                                                                              ============            =============

   Cash paid for interest                                                    $           -           $          612
                                                                              ============            =============


                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements

                           September 30, 2003 and 2002

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

The Company manufactured industrial and commercial computers for various customers in the telecom and other industries. Sales to these customers has ceased due to current and projected economic impacts within the telecommunications industry and management does not anticipate any future sales activities.

Plan of Operation.

CASi has ceased all manufacturing processes and other operations. Instead, management is focusing its efforts on completing a merger with a suitable candidate. Management believes this merger could be completed during 2003. In the event management is unsuccessful in this endeavor, CASi will cease to exist as a going concern.

Item 3.

Management's Discussion and Analysis Results of Operations and Financial
Condition

The Company had no revenues in 2003, but had revenues of $13,732 and gross margin of $8,617 for the nine months ended September 2002. During the three month period ended September 30, 2003, the Company realized debt forgiveness income from its trade creditors totaling $14,970.

The Company incurred $7,356 of general and administrative expenses for the nine months ended September 30, 2003 as compared with $251,900 for the same period in 2002.

The Company had a net profit after taxes of $3,435 or $0.001 per share, for the nine months ended September 30, 2003; as compared with a net loss after income taxes of ($482,633, or $0.05 per share), for the nine months ended September 30, 2002. The income is the result of trade payables forgiven by certain vendors.

The Company did not have any cash or cash equivalents as of September 30, 2003.

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


PART II

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

31.1 Principal Executive and Financial Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herein.

31.2 Principal Executive and Financial Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herein.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.


COMPUTER AUTOMATION SYSTEMS, INC.


Date:             /s/ Mike Cherry


Signature:        /s/ Michael E. Cherry
                  Michael E. Cherry, President







Exhibit 31.1

CERTIFICATION OF MIKE CHERRY
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB of Computer Automation Systems, inc. and Subsidiary for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

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

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



By:      /s/ Mike Cherry                             Date: November 21, 2003
         Mike Cherry,
         Chief Executive Officer
          and Chief Financial Officer








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


Date:  November 21, 2003            By:     /s/   Mike Cherry
                                                     Mike Cherry
                                                     Chief Executive Officer
                                                and Chief Financial Officer