Form 10KSB
period 2003-12-30
COMPUTER AUTOMATION SYSTEMS INC
filed 2004-04-14
CIK 1085069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-27419

                          KAHUNA NETWORK SECURITY, INC.
-------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)
-------------------------------------------------------------------------------

                  Nevada                                75-2749166
 (State or other jurisdiction
of incorporation or organization)          (I.R.S. Employer Identification No.)

         9601 Katy Fwy, Suite 220                  Houston, Texas        77024
         ----------------------------------------------------------------------
         (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (713) 266-8005
                                                            --------------

                         (Former Name since last Report)

                        COMPUTER AUTOMATION SYSTEMS, INC
               1825 E. Plano Parkway, Suite 200 Plano, Texas 75074

     Securities registered pursuant to Section 12(b) of the Act:   None
                                                                   ----

Securities registered pursuant to Section 12(g) of the Act: $.001 Par Value Common Stock

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the fiscal year ended December 31, 2003, were $0.00.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of March 1, 2004, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $18,546,810.
         The Registrant's common stock outstanding as of March 1, 2004, was 19,942,807 shares.


-------------------------------------------------------------------------------

  Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]





                          KAHUNA NETWORK SECURITY, INC.

                              INDEX TO FORM 10-KSB
                                December 31, 2003

                                                                                              Page No.
Part I        Item 1.      Description of Business                                                3
              Item 2.      Description of Property                                                6
              Item 3.      Legal Proceedings                                                      6
              Item 4.      Submission of Matters to a Vote of Security Holders                    6

Part II       Item 5.      Market for Common Equity and Related Stockholder Matters               7
              Item 6.      Management's Discussion and Analysis and Results of
                               Operations and Financial Condition                                 8
              Item 7.      Financial Statements                                                  11
              Item 8.      Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure                               21
              Item 8A.     Controls and Procedures                                               21

Part III      Item 9.      Directors, Executive Officers, Promoters and Control Persons,
                               Compliance with Section 16(a) of the Exchange Act                 21
              Item 10.     Executive Compensation                                                23
              Item 11.     Security Ownership of Certain Beneficial Owners and
                               Management                                                        24
              Item 12.     Certain Relationships and Related Party Transactions                  25
              Item 13.     Principal Accountant Fees and Services                                25

Part IV       Item 14.     Exhibits and Reports on Form 8-K                                      26
                           Exhibit 14A - Form of Warrant Agreement                               28
                           Exhibit 14B - Employment Agreement Joe Grace                          34
                           Exhibit 14C - Employment Agreement Ed Parker                          37
                           Exhibit 14D - Employment Agreement Todd Simmons                       40
                           Exhibit 14E - Employment Agreement Richard Owens                      44
                           Exhibit 14F - Exchange Agreement Kahuna and SNS                         48
                           Exhibit 14G - Revolving Credit Agreement                              62
                           Exhibit 14H - Code of Ethics                                          64



         Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions:

         - changes in general economic and business conditions affecting network security technology ("NT") consulting development and implementation, system-based network security management, and consulting and strategic business planning;
         - technical developments that make the Company's products or services obsolete; - changes in the Company's business strategies; - the level of demand for the Company's products or services; - the Company's ability to develop or maintain strategic relationships; and
-        global economic conditions.

         The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could materially differ from those expressed in, contemplated by, or underlying such forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-----------------------------------------------------
Overview

         Kahuna Network Security, Inc. (the "Company" or "Kahuna") is a network security solutions provider of technology and network security hardware. We intend to market our products and services to Fortune 2000 and small to medium-sized business organizations. The Company's services are offered to companies seeking to increase productivity, maintain regulatory compliance for securing confidential data, and to reduce downtime costs by investing in secured network technology. The Company expects initially to market to companies regionally located around Houston, Texas.

         The Company's Internet address is http://www.kahunans.com. Information contained on the Company's web site is not a part of this report. The Company's stock is traded on the OTC Bulletin Board under the symbol "KHNA."

         The Company, which has network security software and appliances, intends to provide client, gateway, and server security solutions for virus protection, firewall, and virtual private network (VPN) security management, intrusion detection, Internet content controls, email filtering, and remote management technologies to enterprises and service providers. In addition, the Company intends to offer homeland security services to commercial, Federal and state agency buildings and ports.

Organizational History
------------------------------
         From its inception in 1998 as Computer Automation Systems, Inc. the Company was a supplier of custom rack mount computer systems as OEM for the telecommunications infrastructure industry. The Company operated profitably for four years before being adversely affected by the downturn in telecom investment. The Company sought to deploy its capabilities in new areas of technology, but was unsuccessful in attracting sufficient new capital to develop any new market opportunities. In 2002 the Company sought a new direction and opportunity. To satisfy its trade creditors it returned inventory and settled its remaining debts with share equity. In 2003 the Company accepted a proposal from current management to recapitalize the Company and enter the network security business. In December 2003 the former Board of Directors appointed current management, issued new management shares for their efforts, ratified capitalization changes, changed the name to Kahuna Network Security Inc. and resigned.


         The Company entered the network security business through the acquisition of Simple Network Solutions, Inc ("SNS") in February, 2004. The Company acquired 100% of the stock of SNS in exchange for 1,000,000 shares of its common stock and entered into employment agreements with its principals for an additional 3,000,000 shares of stock to be paid based on achieving certain sales and profit goals. Kahuna also provided $60,000 in working capital to SNS.


The Company's Products and Services
--------------------------------------------------
         The Company offers its products and services in three distinct business segments:

1) Consulting services - the Company offers through this business segment strategic network security consulting services, network security compliance, network intrusion analysis and review;

2) Network security software and appliance solutions - the Company offers a complete solution to its customers for securing their enterprise system with its award-winning FortiGate series of ASIC-accelerated Antivirus Firewalls from Fortinet;

3) Managed Security Services Provider (MSSP) - the Company is the only MSSP for Fortinet (http://www.fortinet.com) in the central United States, and provides installation and 24X7 monitoring of its clients' network systems.

The combination of these three business segments provides a total network security solution to the Company's customers.

Network Security Integration and Consulting Services

         The Company's network security consulting segment offers a set of services ranging from network intrusion testing and analysis, to designing and installing complex enterprise systems. The Company focuses on providing solutions to network security related issues ranging from managing email to anti-virus firewalls, worm identification and rejection, hacker intrusions, traffic shaping and content filtering. The Company markets its services through its in-house sales staff.

Network Security Appliance Solutions

         Kahuna intends to be a supplier of network security software and products. As an MSSP associate of Fortinet, the Company is able to provide nationally recognized products for network security to its clients. In addition, the Company is presently being considered for the position of exclusive Value Added Reseller (VAR) for an innovative PC, single unit, security product being manufactured in Europe. Each of the above situations will allow the Company to offer its clients affordable and effective network security.

Sales and Marketing

         The Company utilizes its in-house staff of sales support personnel to market its products and services. The Company intends to increase this staff to fully implement its business plan. The Company believes it can obtain a greater market share by cross-selling its products and services to its existing customer base and identifying new customers which can benefit from the Company's total NT solutions products and services. In addition, the Company intends to expand its marketing and sales base through other resellers.





Competition
----------------
         The network security solution marketplace is intensely competitive and subject to rapid technological change. The Company's competitors include other network solutions firms, Internet professional service firms, software firms, and product and service fulfillment companies for the acquisition and management of network installations. These competitors are national, regional and local. The Company anticipates that it will face additional competition from new entrants that provide significant performance, price, creative or other advantages over those offered by the Company. Many of these competitors have greater name recognition and resources than the Company.

Intellectual Property, Proprietary Rights and Licenses
----------------------------------------------------------------------
         The Company's success depends to a significant degree on its methodologies, software applications and hardware appliances. The Company does not have any patents or registered copyrights or registered trademarks. The Company relies, instead, on laws protecting trade secrets, common law rights with respect to copyrights and trademarks, as well as non-disclosure and other contractual agreements to protect proprietary rights. There can be no guarantee that those laws, and the procedures initiated to protect its business, will prevent misappropriation of its software and appliances. In addition, those protections do not preclude competitors from developing products with similar features as those of the Company.

         Although the Company believes its products and services are unique and do not infringe upon the proprietary rights of others, there can be no assurance that infringement claims will not be brought against the Company in the future. Any such claim could result in costly litigation or have a material adverse effect on the Company's business, operating results and financial condition.

Employees
--------------
         As of December 31, 2003, the Company had two full-time employees. None of the Company's employees are covered by any collective bargaining agreements. Management believes that its relations with its employees are good and the Company has not experienced any work stoppages attributable to employee disagreements.


RISK FACTORS

Limited History
----------------------
         The Company is a startup with limited operating history and faces challenges typical of new businesses in highly competitive markets with many other providers of the same or essentially the same products and services.

Limited Revenue and Resources
-----------------------------------------
         The Company has one operating subsidiary and, as such, it is totally dependent on the success of its subsidiary for cash flow and profits. There is no guarantee that the subsidiary will generate sufficient sales and cash flow to support the Company's operations. The Company is seeking to acquire or start other businesses, but there is no assurance that suitable opportunities will be found, or that the Company will be able to finance their purchase, or that the Company will be able profitably to operate any such business.

Technological Change
-----------------------------
         The Company addresses a perceived need for security of Internet and other network communications which is addressed with various hardware and software solutions. The continuing development and innovation of the devices and software to address these security issues could obsolete the Company's product and service offerings or obviate the need for this type of product.





Limited Staff
-------------------
         The Company has three officers charged with the responsibility of executing the Company's business strategy. Any death, injury or other incapacity of one or more of the officers could adversely affect the Company's ability to complete its business strategy.


Volatility of Stock Market
----------------------------------
         There have been significant fluctuations in the market price for the Company's common stock. Factors such as variations in the Company's revenues, earnings, if any, and cash flow and announcements of innovations or acquisitions by the Company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have particularly affected companies in the network security services markets and homeland security services, resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Company's common stock.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------------------------------
         Kahuna has leased approximately 1,800 square feet of office space at 9601 Katy Freeway, Ste 220, Houston, TX 77024, for approximately $2,100 per month until July 31, 2007. The Company believes this space will be sufficient for its needs for the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS
----------------------------------------------
         From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------
         In December, 2003, a special meeting of the Board of Directors and holders of a majority of the outstanding shares of CASi common stock (6,264,333 shares or 54.7%) approved a number of corporate actions. The actions taken included the following:

1. To amend the Articles of Incorporation and change the Company's name from Computer Automation Systems, Inc. to Kahuna Network Security, Inc.;

2. To amend the Articles of Incorporation to increase the total number of authorized shares of common stock, from 15,000,000 shares to 200,000,000 shares;

3. To amend the Articles of Incorporation to decrease the total number of authorized shares of preferred stock, from 5,000,000 shares to 1,000,000 shares;

4.       To approve a one-for-four reverse split of the common stock.

         The above actions became effective on January 21, 2004.






                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------------

Market Information.
---------------------------
         The Company's common stock traded on the OTC Bulletin Board under the symbol "CASX" until Jan. 27, 2004. The stock now trades on the OTC Bulletin Board under the symbol "KHNA". The market for the Company's common stock on the OTC Bulletin Board is limited, sporadic and highly volatile.

         The following quotations were provided by the OTC Bulletin Board for the Company's common stock for the last two years. The quotations represent inter-dealer prices and do not necessarily represent actual transactions. These quotations do not reflect dealer markups, markdowns or commissions.

Quarter ended:                              High               Low
--------------                              ----               ---
December 31, 2003                           $0.26             $0.09
September 30, 2003                          $0.20             $0.08
June 30, 2003                               $0.07             $0.03
March 31, 2003                              $0.07             $0.03

December 31, 2002                           $0.20             $0.025
September 30, 2002                          $0.03             $0.011
June 30, 2002                               $0.08             $0.05
March 31, 2002                              $0.23             $0.06

Holders
-----------
          The number of record holders of the Company's securities as of the date of this Report is approximately 297.

Dividends
--------------
          The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and if and until the Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.


Recent Sales of Unregistered Securities
--------------------------------------------------

         At various dates the Company issued a total of 907,247 shares of its common stock in payment of debt obligations of $365,119.00 to eight vendors or other creditors. The Company also placed 1,275,000 shares with nine accredited investors for $32,400 for funds necessary to pay accounting, legal and administrative fees to keep the Company's regulatory filings current.

         On January 21, 2004, the Company issued 10 million shares to five officers and directors of the Company for $10,000 and 17 million shares to seventy-four accredited investors for services rendered and aggregate value of $17,000. All 27,000,000 shares are subject to "Lock-up/Leak-out" agreements which constrain the holders to a maximum sale of no more than 8.5% of their holdings in any one month after one year of the anniversary of their receipt of their shares.








         On March 12, 2004, Kahuna completed the placement of 2.5 million Units, to a group of fifty-five accredited investors raising $500,000 in new equity for the Company. Each Unit consists of one share of restricted common stock and seven Warrants to purchase common stock at prices of $0.30, $0.40, $0.50, $0.60, $0.70, $0.80 and $0.90. The Warrants, designated A through G, are exercisable at the holder's discretion from the date of issue until their expiry on December 31, 2006, which period may be extended by the Board of Directors for up to 12 months.

          If the closing bid price of the Company's stock shall have equaled or exceeded 200% of the Warrant share purchase price for a period of at least 20 of the preceding 30 trading days at any time during the Warrant exercise period, the Company may, at its sole discretion, redeem the Warrants by paying Warrant holders $0.01 per Warrant. The Company must mail notice to all Warrant holders not later than 30 days after the end of such qualifying period prescribing a redemption period not less than 30 days or more than 60 days thereafter. Warrant holders will be entitled to exercise Warrants at any time up to the business day next preceding the redemption date.

         The above transactions were completed pursuant to either Section 4(2) of the Securities Act or Rule 506 of Regulation D of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each investor either received adequate information about the Company or had access to such information. The Company determined that each investor had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

         With respect to issuances made pursuant to Regulation D of the Securities Act, the Company determined that each purchaser was an "accredited investor" as defined in Rule 501(a) under the Securities Act, or if such investor was not an accredited investor, that such investor received the information required by Regulation D.

         All sales of the Company's securities were made by officers of the Company who have received no commission or other remuneration for the solicitation of any person in connection with the respective sales of the securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to sale, or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in these transactions.

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------------------

Overview.
-------------

         From its inception in 1998, the Company supplied custom rack mount computer hardware and software as OEM to the telecommunications infrastructure industry. After several profitable years of operation the Company was adversely affected by the downturn in telecom activity. The Company attempted to deploy its expertise in other industries but was hampered by a lack of capital.

         The Company ceased all operations during 2002. In 2002 and 2003 in an effort to make the Company more desirable for a new business partner or a merger candidate, the Company focused on settling its trade payables through the offer of stock for debt. In 2003 the Company accepted a proposal from current management to recapitalize and to change the Company's strategic direction. The Company had minimal or no revenue for 2002 and 2003, therefore any comparison of those results with the results of the Company's new focus and strategy is not meaningful.

         Kahuna began the execution of its new strategy with the acquisition of a network security company, Simple Network Solutions (SNS), in February of 2004. SNS provides a suite of network analytical services for a client's complete network enterprise. These services include intrusion detection and penetration prevention, virus protection, firewalls, Internet content controls, email (anti-spam) filtering, virtual private network (VPN) security management and remote management technologies.

         In February 2004, the Company acquired Simple Network Solutions, a network security company. Further to its strategy, the Company is in ongoing discussions to acquire Superior Protection Inc., a Homeland security company. The Company loaned Superior $200,000 for one year at 6% interest and holds 100% of the issued shares of Superior as collateral for the loan..

         Management intends to focus on developing its security related business and to acquire core technologies to enhance its service offerings in the network security business, while seeking other appropriate candidates for acquisition.

         In October of 2003 the Company hired Daniel Sauseda as Vice President to execute the new business strategy of the Company. Mr. Sauseda was terminated for cause in February of 2004. The Company and Mr. Sauseda executed a mutual release in March of 2004, for consideration of $8,750.00 and 145,833 shares of restricted common stock paid to Mr. Sauseda.


Critical Accounting Policies
------------------------------------
         Revenue Recognition

         The Company recognizes revenue when products and services are delivered.

         Accounting for Stock-Based Compensation

         Stock-based compensation is accounted for following the provisions of Accounting Board Opinion No.25 as amended by the FASB Interpretation No.44. These rules state that no compensation expense is recorded for stock options or other stock awards to employees that are granted with an exercise price equal to or above the estimated fair value per share on the date of the grant.

         The Company follows the disclosure requirements of Financial Accounting Standards No. 123 as amended by FASB Statement No.148.

Off Balance Sheet Arrangements
------------------------------------------
         The Company has no off balance sheet arrangements.






Accounting Pronouncements
---------------------------------------
          In December 2002, the FASB issued SFAS No. 148.Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB SFAS no. 123. SFAS 148 also amends and augments the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion 28 to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS 148 are effective for fiscal years and interim periods ending after December 15, 2002. The Company has adopted these standards which have had no material effect on the Company's financial position

SFAS no. 150 was issued in May 2003 and requires issuers to classify as liabilities three classes of freestanding financial instruments that represent obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company's financial, results of operations or cash flows.

Results of Operations.
-----------------------------
         The Company had no revenue during the calendar year ended December 31, 2003, as compared with revenues of $36,113 during the calendar year ended December 31, 2002.

         The Company had no gross profit during the calendar year 2003 as compared with a gross profit of $31,928 during the calendar year ended December 31, 2002. General and administrative expenses were $30,784 and $279,972 for the calendar years ended December 31, 2003 and 2002 respectively. Principal general and administrative expenses included contracted services ($19,087 and $35,461, respectively); legal expenses ($7,862 and $27,304, respectively) and bad debts ($0 and $40,586, respectively); and payroll ($0 and $36,907 respectively).

         The Company recorded an impairment adjustment on its fixed assets relating to its Kiosk equipment in 2002. Management was also successful in returning some of the raw materials used to manufacture this equipment for credits to the respective vendors. The total write-off from these transactions was $260,372.

         The Company had a net operating loss for the years ended December 31, 2003 and 2002.

Liquidity and Capital Resources.
-------------------------------------------
         In March of 2004 the Company completed a private placement of 2.5 million Units for gross proceeds of $500,000. Each Unit consists of one share of common stock and seven Warrants to purchase an additional share of stock at prices between $0.30 and $0.90 inclusive. The cash remaining from the Units offering is sufficient to fund the Company's operations for the next four quarters. Any exercise of Warrants will provide the Company with additional funds to expand operations or fund acquisitions.

         The Company did not generate any cash flow from operating activities during 2003 and 2002. The Company did not have any cash assets as of December 31, 2002.




         The net change in cash position for 2003 is due primarily from settling trade accounts payable and issuance of stock. The Company exchanged 809,882 shares of its pre-split common stock for the settlement of $256,328.00 of trade payables and other debt. Also, in 2003 the Company privately placed 947,500 shares of common stock for $18,950.

         During 2002, The Company used cash generated from collection of accounts receivable and collection of an income tax receivable to pay amounts owed to trade creditors.

         Management does not believe that SFAS No's 131 and 133 regarding segment reporting and derivatives, respectively, will have any impact on the Company's financial condition and operations.


                          ITEM 7 - FINANCIAL STATEMENTS


             KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY, FORMERLY
                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY


                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page
Report of Independent Certified Public Accountants............................3

Financial Statements

   Consolidated Balance Sheets at December 31, 2003 and 2002..................4

   Consolidated Statements of Operations for the years ended
    December 31, 2003 and 2002................................................5

   Consolidated Statement of Shareholders' Equity for the years ended December 31, 2003 and 2002..........................................6

   Consolidated Statements of Cash Flows for the years ended
   December 31, 2003 and 2002................................................7

   Notes to Consolidated Financial Statements................................8




            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Kahuna Network Security, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheets of Kahuna Network Security, Inc. formerly, Computer Automation Systems, Inc., as of December 31, 2003, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Automation Systems, Inc. as of December 31, 2003, and the consolidated results of their operations and cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.



MALONE and BAILEY, PLLC
www.malone-bailey.com
Houston, Texas


April 11, 2002







See summary of accounting policies and notes to consolidated financial
statements.                             4


             KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY, FORMERLY
                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003

                                     ASSETS

                                                                                                   2003

    Cash in bank                                                                               $        231
    Restricted cash                                                                                  25,000
                                                                                               ------------

    Total Assets                                                                               $     25,231
                                                                                               ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                           $    164,782
    Accounts payable - related party                                                                 18,060
    Deposit                                                                                          25,000
                                                                                               ------------

    Total current liabilities                                                                       207,842
                                                                                               ------------

    Contingencies                                                                                         -

Shareholders' deficit:
    Preferred stock - 1,000,000 shares authorized; $.001 par
      value; no shares issued or outstanding                                                              -
    Common stock - 200,000,000 shares authorized; $.001 par
      value; 11,448,619 and 9,983,619 shares issued and outstanding
      at December 31, 2003 and 2002, respectively                                                    11,449
    Additional paid-in capital                                                                      600,913
    Accumulated deficit                                                                            (794,973)
                                                                                               -------------

Total shareholders' deficit                                                                        (182,611)
                                                                                               -------------

Total liabilities and shareholders' equity                                                     $     25,231
                                                                                               ============



The accompanying notes are an integral part of these consolidated financial
 statements.                        5


             KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY, FORMERLY
                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,



                                                                           2003                      2002
                                                                       -------------             ------------
Revenues                                                               $           -             $     36,113

Cost of revenues                                                               7,090                    4,185
                                                                       -------------             ------------

         Gross profit                                                         (7,090)                  31,928

General and administrative expenses                                           30,784                  279,972

Impairment valuation allowance                                                     -                  260,372
                                                                       -------------             ------------

Operating loss                                                               (23,694)                (508,416)

Other expenses
   Interest                                                                        -                   14,323
   Other                                                                      (1,107)                  14,009
                                                                       --------------            ------------
                                                                              (1,107)                  28,332

Net (loss) before income taxes                                               (22,587)                (536,748)

Income tax benefit                                                                 -                        -

         Net (loss)                                                    $     (22,587)            $   (536,748)
                                                                       ==============            =============

Loss per common share - basic and diluted                              $       (.002)            $       (.06)
                                                                       ==============            =============

Weighted average shares outstanding - basic and diluted                    9,544,288                8,647,785
                                                                       =============             ============

The accompanying notes are an integral part of this consolidated financial
statement.                          7


             KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY, FORMERLY
                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 For the years ended December 31, 2003 and 2002



                                                                     Additional       Retained
                                             Common Stock              Paid-in         Earnings
                                      --------------------------
                                         Shares         Amount         Capital        (Deficit)         Total
                                      ------------     ---------     -----------    -------------    -----------
Balances at December 31, 2001            8,393,334     $    8,394     $  340,073     $   (235,638)   $   112,829

   Stock for Trade Creditors               164,411           165          70,402                          70,567
   Stock for Convertible Debt              250,000           250         119,750                         120,000
   Common Stock Issued                   1,005,874         1,175          39,325                          40,500

   Net Loss for the year                         -             -               -         (536,748)      (536,748)
                                      ------------     ---------      ----------     -------------   ------------

Balances at December 31, 2002            9,983,619         9,984         569,550         (772,386)     (192,852)

   Common Stock Issued                     728,000           728          17,360                          18,088
   Common Stock issued to Directors        480,000           480           9,120                           9,600
   Common Stock issued for services        257,000           257           4,883                           5,140

   Net Loss for the year                         -             -               -          (22,587)       (22,587)
                                      ------------     ---------      ----------     -------------   ------------

Balances at December 31, 2003           11,448,619     $  11,449      $  600,913     $   (794,973)   $  (182,611)
                                      ============     =========      ==========     =============   ============




             KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY, FORMERLY
                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

                                                                               2003                     2002
                                                                           ------------             -----------
Cash flows from operating activities
    Net (loss)                                                             $    (22,587)            $  (536,748)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                                                    38,371
        Common Stock for servces                                                  14,740                      -
        Loss on abandonment of capital equipment                                                         87,796
        Bad debt expense                                                                                 46,444
        Impairment of assets and inventory write-downs                                                  297,533
Changes in operating assets and liabilities:
          Accounts receivable                                                                            83,189
          Inventory                                                                                       7,808
          Employee receivables                                                                           32,014
          Note receivable                                                                                 5,384
          Other assets                                                                                    5,858
          Accounts payable and bank overdraft                                    (10,010)               (175,676)
          Accrued liabilities                                                                           (18,306)
          Income tax receivable                                                                          88,789
                                                                           ------------             -----------
                Net cash provided by operating activities                       (17,857)                (37,544)
                                                                           -------------            ------------

Cash flows from investing activities
    Issuance of common stock                                                     18,088                 40,500
    Capital expenditures                                                              -                 (2,956)
                                                                           ------------             -----------
                Net cash used in investing activities                            18,088                 37,544
                                                                           ------------             -----------

Net increase (decrease) in cash and cash equivalents                                231                       -

Cash and cash equivalents, beginning of year                                          -                       -
                                                                           ------------             -----------

Cash and cash equivalents, end of year                                     $        231             $         -
                                                                           ============             ===========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                 $          -             $     6,474
                                                                           ============             ===========
    Cash paid for income taxes                                             $          -             $         -
                                                                           ============             ===========

Schedule of non-cash investing and financing transactions
    Stock issued for trade creditors                                       $          -             $    70,657
                                                                           ============             ===========
    Stock issued for debt                                                  $          -             $   120,000
                                                                           ============              ==========




             KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY, FORMERLY
                COMPUTER AUTOMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

         Computer Automation Systems, Inc. (CASi") was incorporated in the State of Nevada. Its wholly owned subsidiary CASI-Texas was a Texas corporation incorporated on February 13, 1998 that designed and manufactured custom rack mount and industrial computer applications for the telecom and other high tech industries. On Dec. 5, 2003, Computer Automation Systems Inc. Board of Directors adopted resolutions to change the Company name to Kahuna Network Security, Inc., ("Kahuna"), increase the total number of authorized shares of common stock from 15,000,000 to 200,000,000 and to decrease the number of authorized shares of preferred stock from 5,000,000 to 1,000,000.

         The Board of Directors also approved a reverse stock split of 1:4 in connection with this recapitalization pursuant to IRS Section 368(a)(1)(E). On Jan. 27, 2004, the Company's stock began trading under the symbol: "KHNA" on the OTC Bulletin Board.

         The consolidated financial statements of Kahuna and its subsidiary (CASI-Texas) include the accounts of the Company and its subsidiary. All significant inter-company transactions have been eliminated.

Cash and Cash Equivalents

         For purposes of the statements of cash flows, Kahuna considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

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

Income Taxes

         Kahuna utilizes the asset and liability method in accounting for income taxes. Kahuna recognizes deferred tax assets or liabilities computed based on the difference between the financial statements and income tax basis of assets and liabilities using the enacted marginal tax rate. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.





Revenue Recognition

         Revenue is recognized when earned. For products that CASi designed and engineered or manufactured, revenue is recognized when products are shipped. Revenue is recognized for services such as custom design, configuration, and programming, as provided to customers.

Loss Per Common Share

         Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding for the year. Diluted earnings per share is computed by dividing net loss by the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation for the year ended December 31, 2003 because their inclusion is anti-dilutive. There were no outstanding common stock equivalents during the year ended December 31, 2003.

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

Fair Value of Financial Instruments

         The fair values of Kahuna's financial instruments, consisting primarily of cash and cash equivalents, accounts receivable and accounts payable, and convertible debt approximate their carrying values because of their short term nature or based on the Company's incremental borrowing rate.

Stock-based Compensation

         Kahuna accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations and applies Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, on a disclosure basis only.


NOTE 2 - INVENTORY

Kahuna did not have any inventory as of December 31, 2003 and 2002.






NOTE 3 - PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE COSTS

All property and equipment was considered impaired at December 31, 2003 and has been adjusted to reflect its actual value. Total impairment adjustment was $260,372 during 2002.

Depreciation expense was $0 and $38,371 for the years ended December 31, 2003 and 2002, respectively.


NOTE 4 - CONVERTIBLE DEBT

During 2000, Casi secured $100,000 of financing as part of a $150,000 convertible note agreement. Interest accrues on the outstanding principal balance of the note at the rate of 10% per annum and is payable monthly. The unpaid principal together with any unpaid accrued interest is due on September 27, 2003. The holder of the note elected to convert this debt to stock during 2002. The principal balance of $100,000 and accrued interest of $20,000 has been converted to 350,000 shares of common stock.


NOTE 6 - INCOME TAXES

Temporary differences that give rise to the deferred tax assets or liabilities at December 31, 2003 and 2002 are as follows:

     Deferred tax assets
       Deferred tax asset                                              613,162
       Valuation allowance                                            (613,162)
                                                                      --------
     Net deferred tax asset                                           $      -
                                                                      ========

             There were no provisions for income taxes for the years ended December 31, 2003 and 2002.

         A reconciliation of income tax expense (benefit) using the statutory federal income tax rate of 34% to the actual income tax expense (benefit) for the years ended December 31, 2002 and 2001 is as follows:

                                                                 2003                        2002
                                                             -----------                 ----------
     Federal tax expense (benefit) at statutory rate         $  (208,479)                $ (170,927)
     Change in valuation allowance                               208,479                    170,927
                                                             -----------                 ----------
                                                             $         -                 $        -
                                                             ===========                 ==========

         Kahuna has total net operating losses at December 31, 2003 of approximately $610,000.


NOTE 7 - RELATED-PARTY TRANSACTIONS

In January 2002, Control Manufacturing, a related party, advanced CASi $50,000 for operating capital. The funds were repaid with accounts receivable collections in February 2002. The total amount repaid was $55,000.


NOTE 8 - LEASES

Kahuna leased office space from Control Manufacturing, a related party, during 2002. The lease agreement provided for rent of $1,505 to be paid on a month-to-month basis. Total rent expense was $0 and $18,060 for the years ended December 31, 2003 and 2002 respectively.


NOTE 9 - SUBSEQUENT EVENTS

Pursuant to the resolutions adopted by the board of directors on December 5, 2003, the Company completed a reverse stock split effective January 21, 2004.

The Company issued 10,000,000 shares of its common stock to its directors for services rendered in 2003.

In March of 2004, Kahuna completed a private placement of 2.5 million Units consisting of one share of its common stock and seven Warrants to purchase additional shares of common stock at a prices ranging from $0.30 to $0.90. The Exercise Period expires on December 31, 2006. The Company raised net proceeds of %$500,000 in this offering which the Company believes will provide sufficient liquidity to fund the Company's operations for the next four quarters.

Kahuna began the execution of its new strategy with the acquisition of a network security company, Simple Network Solutions (SNS), in February of 2004. SNS provides a suite of network analytical services for a client's complete network enterprise. These services include intrusion detection and penetration prevention, virus protection, firewalls, Internet content controls, email (anti-spam)filtering, virtual prviate network (VPN) security management and remote management technologies.

Further to its strategy, the Company entered into a Letter of Intent to acquire Superior Protection, Inc., a Homeland security company. The Company loaned Superior $200,000 for one year at 6% interest and holds 100% of the issued shares of Superior as collateral for the loan. At the time of this filing the Letter of Intent with Superior has expired, however management is continuing discussions with Superior.


                                                                       21
ITEM 8

Changes In and Disagreements With Accountants on Accounting and Financial
 Disclosure.

Not applicable.

Item 8A.  Controls and Procedures.
----------------------------------------------
         The Company's Chief Executive Officer and Chief Financial Officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of March 31, 2004), that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective. As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2004.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act are accumulated and communicated to management, including our Chairman, to allow timely decisions regarding required disclosure.

         No significant changes were made in the Company's internal controls nor other facts that would significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III

ITEM 9 - Directors, Executives Officers, Promoters and Control Persons,
               Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------------------------------------
         The Company has adopted a Code of Ethics that applies to all of its Directors, Officers (including its CEO, CFO and chief accounting officer and any person performing similar functions) and all employees. The Code is attached as "Exhibit 14H".







                                                                      33
Directors and Executive Officers
--------------------------------------------------

         The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                                                        Date of
 Positions                 Election or
Name                                          Held                 Designation
----                                         ----                   -----------
Mr. Joe Grace President 12/5/03

Mr. Edward Parker CEO, Secretary 12/5/03

Mr. Frank Neukomm CFO 2/25/04



 Business Experience
---------------------------
          Joe Grace (59), President, has an extensive background in finance and management. Mr. Grace has over 21 years of finance and banking experience including stints with Texas Commerce and Charter Banks. Mr. Grace has owned and operated four successful companies including businesses relating to network security monitoring, telecommunications and document digitization. Mr. Grace was President of an online data center company with customers that included 215 banks and over 160 hospitals nationwide. Mr. Grace is a former member of the Greater Houston Partnership CEO Roundtable. For the five years prior to joining Kahuna, Mr. Grace was a contracted business consultant and managed family investments.

               L. Edward Parker (57), CEO, has an extensive background in management and marketing. Mr. Parker served from 1989 to 1995 as EVP of Sales and Marketing for Burlington Resources, a $7,000,000,000 exploration and production company. Prior to 1989 Mr. Parker served as VP of Finance and Planning for Burlington Northern Inc. Mr. Parker has over 30 years of operating and management experience in a wide variety of industries. For the past five years, Mr. Parker has primarily managed personal investments.

                Frank Neukomm (54), CFO, has an extensive background in finance, mergers and acquisitions, and sales and marketing. Mr. Neukomm has served as a senior executive of brokerage and M and A companies, software companies and telecom companies. Mr. Neukomm has been instrumental in purchasing or starting companies in industries as diverse as insurance, consumer retail goods, industrial services and wireless telecommunications. Since 1995, Mr. Neukomm has served as President of NeuHaus Advisors, Inc., a consulting firm to the telecommunications industry.

Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------

          Each of the Company's directors and executive officers filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on or about December 5, 2003, and February 25, 2004. To the best knowledge of management, all reports required to be filed by members of management under Section 16(a) of the 1934 Act have been filed.






Item 10. Executive Compensation.
--------------------------------------------

Cash Compensation.
---------------------------

         As of March, 2004, there were four employment agreements in effect, three of which call for cash compensation. Details of each follow.

- Mr. Joe Grace received 4,000,000 shares of restricted stock and is to receive a cash salary of $5,000 per month beginning in January of 2004. However, as of the date of this filing, no salary payments have been made.
- Mr. L. Edward Parker received 4,000,000 shares of restricted stock with no salary requirement.
- Mr. Todd Simmons, an officer of Kahuna's subsidiary SNS, received 1,000,000 shares of restricted stock and a monthly salary of $5,000 beginning in March 2004.
- Mr. Richard Owen, an officer of Kahuna's subsidiary SNS, received 2,000,000 shares of restricted stock and a monthly salary of $4,500 beginning in March 2004.


Name              Year              Other Comp
Position          Period            Salary
-------------------------------------------------------------------------

Michael E.
Cherry,             12/31/03           $0
Former CEO          12/31/02      $15,385


L. Edward,          12/31/03            0
Parker
CEO, Secretary


         Except as set forth above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 2003 and 2002.

Compensation of Directors
------------------------------------
         The former Directors were compensated with restricted stock during 2003 for attending meetings and for work performed. Total stock awarded was 480,000 shares.

Certain Transactions
----------------------------

         Pursuant to resolutions adopted by the Board of Directors in 2003, Mr. Grace was issued 4,000,000 shares of common stock, Mr. Parker was issued 4,000,000 shares of common stock, and Mr. Cherry was issued 1,000,000 shares of common stock for services rendered. These shares were issued on January 21, 2004.


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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
----------------------------------------------------------------

         The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock, including stock options, outstanding as of the date of this Report, assuming 29,942,807 shares are outstanding:

                                Type of           No. of Shares                                Percentage
    Name and Address             Ownership       Beneficially Owned                               of Class
--------------------------------------------------------------------------------------------------------
Mr. Joe Grace                    Personal                 3,750,000**                               12.52%
9601 Katy Freeway
Suite 220
Houston, TX  77024

Mr. Edward Parker                Personal                4,000,000                                  13.36%
9601 Katy Freeway
Suite 220
Houston, TX  77024

Mr. Frank Neukomm                Personal                  510,584                                    1.7%
9601 Katy Freeway
Suite 220
Houston, TX  77024

Mr. Mike Cherry                  Personal                1,602,494                                    5.3%
815 Autumn Ridge Dr
McKinney, TX  75070

* Messrs Joe Grace and Edward Parker were issued 4,000,000 shares each on January 21, 2004 pursuant to the reverse merger resolution adopted by the Board of Directors in December 2003. Mr. Mike Cherry was issued an additional 1,000,000 shares on January 21, 2004. See Part III, Item 10 - "Compensation of Directors".

**Mr. Grace's share number includes 750,000 shares in his wife's name, Barbara Grace. Mr. Grace gifted 250,000 shares to his son J. Bradley Grace, who is of majority age and does not reside with him, and which shares are not included in the above table.





Item 12. Certain Relationships and Related Transactions.
 -----------------------------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company and any director, executive officer, five percent stockholder or associate of any of these persons.

Item 13. Principal Accountant Fees and Services
--------------------------------------------------------------

AUDIT FEES

Malone and Bailey were our auditors for the fiscal years ended December 31, 2002 and 2003.

AUDIT FEES

For their audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-Q, Malone and Bailey billed us a total of $9,500 or the fiscal year ended December 31, 2002 and $8,200 for the fiscal year ended December 31, 2003.

TAX FEES

For their review of tax matters, John A. Wilkinson, P.C. billed us a total of $3,328 in 2002 and $3,717 in 2003.

ALL OTHER FEES

John A. Wilkinson, P.C. billed us $ 2,540 related to general accounting services and quarterly filings of Form 10-QSB.

The Board of Directors Pre-approval Policy and Procedures

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee. During fiscal year 2003, the Board of Directors adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining independence.








                                     PART IV

Item 14. Exhibits and Reports on Form 8-K.
---------------------------------------------------------
         Reports on Form 8-K.
--------------------------------------

         None

         Exhibits*

          (i)

         Registration Statement on Form 10-SB, as amended, previously filed with the Securities and Exchange Commission**.


         Initial Articles of Incorporation filed in the State of Utah.**

         Initial Articles of Incorporation filed in the State of Nevada.**

         Articles of Merger to change the Company's domicile filed in the State of Utah and Nevada and effecting a one for four reverse split of the outstanding securities of The Company.**

         Certificate of Amendment changing the name of the Company to Kahuna Network Security, Inc. in the State of Nevada.**

         By-Laws**

         Agreement and Plan of Reorganization with Kahuna Network Securities, Inc. exhibits.**

         Calculation of Weighted Average Shares**

         Subsidiaries**

         Financial Data Schedule.**



Exhibit
Number               Description
----------               ---------------

14A      Form of Warrant Agreement

14B      Employment Agreement - Joe Grace

14C      Employment Agreement - L. Edward Parker

14D      Employment Agreement - Todd Simmons

14E      Employment Agreement - Richard Owen

14F      Exchange Agreement - Kahuna and SNS

14G      Revolving Credit Agreement - Superior Protection Inc. and Kahuna

14H      Code of Ethics


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

                ** These documents and related exhibits have been previously filed with the Securities and Exchange Commission. In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, hereunto duly authorized.














EXHIBIT 14A - Form of Warrant Agreement
-----------------------------------------------------------

                          KAHUNA NETWORK SECURITY, INC.

                                WARRANT AGREEMENT



         KAHUNA NETWORK SECURITY, INC., a Nevada corporation (the "Company") (formerly known as Computer Automation Systems, Inc.), for value received, hereby agrees to issue a Class A warrant entitling you to purchase the shares of the Company's common stock (the "Common Stock") set forth on the signature page hereof (each such instrument being hereinafter referred to as a "Warrant, "Warrants: or "Warrant Agreement"). The Warrants will be issued in consideration of an investment in the Company by you. The number of shares of Common Stock purchasable upon exercise of the Warrants is subject to adjustment as provided in Section 5 below. The Warrants will be exercisable by each you or any other Warrant holder (as defined below) as to all or any lesser number of shares of Common Stock covered thereby, at an initial Purchase Price of $.30 per share, subject to adjustment as provided in Section 5 below, for the exercise period defined in Section 3(a) below. The term "Warrant holder" refers to each person whose name appears on the signature page of this agreement and any transferee or transferees of any of them permitted by Section 2(a) below. Such term, when used in this Warrant Agreement in reference to or in the context of a person who holds or owns shares of Common Stock issued upon exercise of a Warrant, refers where appropriate to such person who holds or owns such shares of Common Stock.

1. Representations and Warranties.

         The Company represents and warrants to you as follows:

(a) Corporate and Other Action. The Company has all requisite power and authority (corporate and other), and has taken all necessary corporate action, to authorize, execute, deliver and perform this Warrant Agreement, to execute, issue, sell and deliver the Warrants and a certificate or certificates evidencing the
         Warrants, to authorize and reserve for issue and, upon payment from time to time of the Purchase Price, to issue, sell and deliver, the shares of the Common Stock issuable upon exercise of the Warrants (the "Shares"), and to perform all of its obligations  under this Warrant Agreement and the Warrants.
        The Shares, when issued in accordance with this Agreement, will be duly authorized and validly issued and outstanding, fully paid and nonassessable and free of all liens, claims, encumbrances and preemptive rights. This Warrant Agreement and, when issued, each Warrant issued pursuant hereto, has been or will be duly executed and delivered by the Company and is or will be a legal, valid and binding agreement of the Company, enforceable in accordance with its terms. No authorization, approval, consent or other order of any governmental entity, regulatory authority or other third party is required for such authorization, execution, delivery, performance, issue or sale.

(b) No Violation. The execution and delivery of this Warrant Agreement, the consummation of the transactions herein contemplated and the compliance with the terms and provisions of this Warrant Agreement and of the Warrants will not conflict with, or result in a breach of, or constitute a default or an event permitting acceleration under, any statute, the Certificate of Incorporation or Bylaws of the Company or any indenture, mortgage, deed of trust, note, bank loan, credit agreement, franchise, license, lease, permit, or any other agreement, understanding, instrument, judgment, decree, order, statute, rule or regulation to which the Company is a party or by which it is or may be bound.

2.      Transfer.

(a) Transferability of Warrants. You agree that the Warrants are being acquired as an investment and not with a view to distribution thereof and that the Warrants may not be transferred, sold, assigned or hypothecated except as provided herein and in compliance with all applicable securities and other laws.





(a) Registration of Shares. You agree not to make any sale or other disposition of the Shares except pursuant to a registration statement which has become effective under the Securities Act of 1933, as amended (the "Act"), setting forth the terms of such offering, the underwriting discount and commissions and any other pertinent data with respect thereto, unless you have provided the Company with an opinion of counsel reasonably acceptable to the Company that such registration is not required. Certificates representing the Shares, which are not registered as provided in Section 2, shall bear an appropriate legend and be subject to a "stop-transfer" order.

3.      Exercise of Warrants; Partial Exercise; Redemption.

(a) Exercise Period. This Warrant is exercisable from the date hereof and expires on December 31, 2006. The Board of Directors reserves the right to extend the Exercise Period for up to 12 months.

(b) Exercise in Full. Subject to Section 3(a), Warrants may be exercised in full by the Warrant holder by surrender of the Warrants, with the form of subscription at the end thereof duly executed by such Warrant holder, to the Company at its principal office, accompanied by payment, in cash or by certified or bank cashier's check payable to the order of the Company, in the amount obtained by multiplying the number of shares of the Common Stock represented by the respective Warrant or Warrants by the Purchase Price per share (after giving effect to any adjustments as provided in Section 5 below).

(c) Partial Exercise. Subject to Section 3(a), each Warrant may be exercised in part by the Warrant holder by surrender of the Warrant, with the form of subscription at the end thereof duly executed by such Warrant holder, in the manner and at the place provided in Section 3(b) above, accompanied by payment, in cash or by certified or bank cashier's check payable to the order of the Company, in amount obtained by multiplying the number of shares of the Common Stock designated by the Warrant holder in the form of subscription attached to the Warrant by the Purchase Price per share (after giving effect to any adjustments as provided in Section 5 below). Upon any such partial exercise, the Company at its expense will forthwith issue and deliver to or upon the order of the Warrant holder a new Warrant of like tenor, in the name of the Warrant holder thereof or as the Warrant holder (upon payment by such Warrant holder of any applicable transfer taxes) may request, subject to
        Section 2(a), calling in the aggregate for the purchase of the number of shares of the Common Stock equal to the number of such shares called for on the face of the respective Warrant
       (after giving effect to any adjustment herein as provided in Section 5 below) minus the number of such shares designated by the Warrant holder in the aforementioned form of subscription.

(d) Company to Reaffirm Obligations. The Company will, at the time of any exercise of any Warrant, upon the request of the Warrant holder, acknowledge in writing its continuing obligation to afford to such Warrant holder any rights to which such Warrant holder shall continue to be entitled after such exercise in accordance with the provisions of this Warrant Agreement; provided, however, that if the Warrant holder shall fail to make any such request, such failure shall not affect the continuing obligation of the Company to afford to such Warrant holder any such right.

         (e) Method of Redemption. If the closing bid price of the Common Stock shall have equaled or exceeded 200% of the Purchase Price, as adjusted, for a period of at least twenty (20) of the last thirty trading days at any time during the term hereof, the Company may, in its sole discretion, redeem the Warrants by paying Warrant holders $.01 per Warrant, provided such notice is mailed to all Warrant holders not later than thirty (30) days after the end of such period and prescribes a redemption date at least thirty (30) days but not more than sixty (60) days thereafter. Warrant holders will be entitled to exercise Warrants at any time up to the business day next preceding the redemption date.


4. Delivery of Stock Certificates on Exercise.

         Any exercise of the Warrants pursuant to Section 3 shall be deemed to have been effected immediately prior to the close of business on the date on which the Warrants together with the subscription form and the payment for the aggregate Purchase Price shall have been received by the Company. At such time, the person or persons in whose name or names any certificate or certificates representing the Shares or Other Securities (as defined below) shall be issuable upon such exercise shall be deemed to have become the holder or holders of record of the Shares or Other Securities so purchased. As soon as practicable after the exercise of any Warrant in full or in part, and in any event within 10 days thereafter, the Company at its expense (including the payment by it of any applicable issue taxes) will cause to be issued in the name of, and delivered to the purchasing Warrant holder, a certificate or certificates representing the number of fully paid and nonassessable shares of Common Stock or Other Securities to which such Warrant holder shall be entitled upon such exercise, plus in lieu of any fractional share to which such Warrant holder would otherwise be entitled, cash in an amount determined pursuant to Section 6(h), together with any other stock or other securities and property (including cash, where applicable). The term "Other Securities" refers to any stock (other than Common Stock), other securities or assets (including cash) of the Company or any other person (corporate or otherwise) which the holders of the Warrants at any time shall be entitled to receive, or shall have received, upon the exercise of the Warrants, in lieu of or in addition to Common Stock, or which at any time shall be issuable or shall have been issued in exchange for or in replacement of Common Stock or Other Securities pursuant to Section 5 below or otherwise.

5. Adjustment of Purchase Price and Number of Shares Purchasable.

         The Purchase Price and the number of Shares are subject to adjustment from time to time as set forth in this Section 5.

(a) In case the Company shall at any time after the date of this Agreement (i) declare a dividend on the Common Stock in shares of its capital stock, (ii) subdivide the outstanding  Shares,
        (iii) combine the outstanding Common Stock into a smaller
        number of Common Stock, or (iv) issue any shares of its capital stock by reclassification of the Common Stock (including any such  reclassification in connection with a consolidation or merger in which the Company is the continuing  corporation),  then
        in each case the Purchase  Price,  and the number and kind of Shares receivable  upon  exercise,  in effect at the time of the
        record date for such dividend or of the effective date of such subdivision, combination, or reclassification shall be proportionately adjusted so that the holder of any Warrant exercised after such time shall be entitled to receive the aggregate number and kind of Shares which, if such Warrant had been exercised immediately prior to such time, he would have owned  upon  such  exercise  and  been  entitled  to  receive  by
         virtue  of  such  dividend,  subdivision,   combination,  or
        reclassification. Such adjustment shall be made successively whenever any event listed above shall occur.

(b) No adjustment in the Purchase Price shall be required if such adjustment is less than $.05; provided, however, that any adjustments which by reason of this subsection (h) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section 5 shall be made to the nearest cent or to the nearest one-thousandth of a share, as the case may be.

(c) Upon each adjustment of the Purchase Price as a result of the calculations made in any of subsection (a) of this Section 5, each Warrant outstanding prior to the making of the adjustment in the Purchase Price shall thereafter evidence the right to purchase, at the adjusted Purchase Price, that number of Shares (calculated to the nearest thousandth) obtained by (i) multiplying the number of Shares purchasable upon exercise of a Warrant immediately prior to adjustment of the number of Shares by the Purchase Price in effect prior to adjustment of the Purchase Price and (ii) dividing the product so obtained by the Purchase Price in effect immediately after such adjustment of the Purchase Price.

(d) In case of any capital reorganization of the Company, or of any reclassification of the Common Stock (other than a reclassification of the Common Stock referred to in subsection (a) of this Section 5), or in the case of the consolidation of the Company with or the merger of the Company into any other orporation or of the sale, transfer, or lease of the properties and assets of the Company as, or substantially as, an entirety to any other corporation, each Warrant shall after such capital reorganization, reclassification of the Common Stock, consolidation, merger, sale, transfer, or lease be exercisable, upon the terms and conditions specified in this Agreement, for the number of shares of stock or other securities, assets, or cash to which a holder of the number of shares of Common Stock purchasable (at the time of such capital reorganization, reclassification of shares, consolidation, merger, sale, transfer, or lease) upon exercise of such Warrant would have been entitled upon such capital reorganization, reclassification of the Common Stock, consolidation, merger, sale, transfer, or lease; and in any such case, if necessary, the provisions set forth in this Section 5 with respect to the rights and interests thereafter of the holders of the Warrants shall be appropriately adjusted so as to be applicable, as nearly as may reasonably be, to any shares of stock or other securities, assets, or cash thereafter deliverable upon the exercise of the Warrants. The subdivision or combination of the Common Stock at any time outstanding into a greater or lesser number of shares shall not be deemed to be a reclassification of the Common Stock for the purposes of this paragraph. The Company shall not effect any such consolidation, merger, transfer, or lease, unless prior to or simultaneously with the consummation thereof, the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing, receiving, or leasing such assets or other appropriate corporation or entity shall assume, by written instrument executed and delivered to the Warrant holder, the obligation to deliver to the Warrant holder such shares of stock, securities, or assets as, in accordance with the foregoing provisions, such holders may be entitled to purchase, and to perform the other obligations of the Company under this Warrant Agreement.

6.      Further Covenants of the Company.

(a) Dilution or Impairments. The Company will not, by amendment of its certificate or articles of incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of the Warrants or of this Warrant Agreement, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Warrant holders against dilution or other impairment. Without limiting the generality of the foregoing, the Company:

(i) shall at all times reserve and keep available, solely for issuance and delivery upon the exercise of the Warrants, all shares of Common Stock (or Other Securities) from time to time issuable upon the exercise of the Warrants and shall take all necessary actions to ensure that the par value per share, if any, of the Common Stock (or Other Securities) is at all times equal to or less than the then effective Purchase Price per share;

(ii) will take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable shares of Common Stock or Other Securities upon the exercise of the Warrants from time to time outstanding;

(iii) will not issue any capital stock of any class which is preferred as to dividends or as to the distribution of assets upon voluntary or involuntary dissolution, liquidation or winding-up, unless the rights of the holders thereof shall be limited to a fixed sum or percentage of par value in respect of participation in dividends and in any such distribution of assets; and

(iv) will not transfer all or substantially all of its properties and assets to any person (corporate or otherwise), or consolidate with or merge into any other person or permit any such person to consolidate with or merge into the Company (if the Company is not the surviving corporation), unless such other person shall expressly assume in writing and will be bound by all the terms of this Warrant Agreement and the Warrants.

(b) Title to Stock. All shares of Common Stock delivered upon the exercise of the Warrants shall be validly issued, fully paid and nonassessable; each Warrant holder shall, upon such delivery, receive good and marketable title to the Shares, free and clear of all voting and other trust arrangements, liens, encumbrances, equities and claims whatsoever; and the Company shall have paid all taxes, if any, in respect of the issuance thereof.

(c) Remedies. The Company stipulates that the remedies at law of the Warrant holder or any holder of Shares in the event of any default or threatened default by the Company in the performance of or compliance with any of the terms of this Warrant Agreement or the Warrants are not and will not be adequate and that such terms may be specifically enforced by a decree for the specific performance of any agreement contained herein or in the Warrants or by an injunction against a violation of any of the terms hereof or thereof or otherwise.

(d) Exchange of Warrants. Subject to Section 2(a) hereof, upon surrender for exchange of any Warrant to the Company, the Company at its expense will promptly issue and deliver to or upon the order of the holder thereof a new Warrant or like tenor, in the name of such holder or as such holder (upon payment by such Warrant holder of any applicable transfer taxes) may direct, calling in the aggregate for the purchase of the number of shares of the Common Stock called for on the face or faces of the Warrant or Warrants so surrendered. The Warrants and all rights thereunder are transferable in whole or in part upon the books of the Company by the registered holder thereof, subject to the provisions of
        Section 2(a), in person or by duly authorized attorney, upon surrender of the Warrant, duly endorsed, at the principal office of the Company.

(e) Replacement of Warrants. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of any Warrant and, in the case of any such loss, theft or destruction, upon delivery of an indemnity agreement reasonably satisfactory in form and amount to the Company or, in the case of any such mutilation, upon surrender and cancellation of such Warrant, the Company, at the expense of the Warrant holder, will execute and deliver, in lieu thereof, a new Warrant of like tenor.

(f) Reporting by the Company. The Company agrees that during the term of the Warrants it will use its best efforts to keep current in the filing of all forms and other materials, if any, which it may be required to file with the appropriate regulatory authority pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and all other forms and reports required to be filed with any regulatory authority having jurisdiction over the Company.

(g) Fractional Shares. No fractional Shares are to be issued upon the exercise of any Warrant, but the Company shall pay a cash adjustment in respect of any fraction of a share which would otherwise be issuable in an amount equal to such fraction multiplied by the closing price which shall be the last reported sales price regular way or, in case no such reported sales takes place on such day, the average of the closing bid and asked prices regular way, on the principal national securities exchange in the United States on which the Common Stock is listed or admitted to trading, or if the Common Stock is not listed or admitted to trading on any such national securities exchange, the average of the highest reported bid and lowest reported asked price as furnished by the National Association of Securities Dealers, Inc. through its automated quotation system ("Nasdaq") or a similar organization if Nasdaq is no longer reporting such information.

7.      Other Warrant Holders: Holders of Shares.

         The Warrants are issued upon the following terms, to all of which each Warrant holder by the taking thereof consents and agrees: (a) any person who shall become a transferee, within the limitations on transfer imposed by Section 2(a) hereof, of a Warrant properly endorsed shall take such Warrant subject to the provisions of Section 2(a) hereof and thereupon shall be authorized to represent himself as absolute owner thereof and, subject to the restrictions contained in this Warrant Agreement, shall be empowered to transfer absolute title by endorsement and delivery thereof to a permitted bona fide purchaser for value; (b) any person who shall become a holder or owner of Shares shall take such shares subject to the provisions of Section 2(b) hereof; (c) each prior taker or owner waives and renounces all of his equities or rights in such Warrant in favor of each such permitted bona fide purchaser, and each such permitted bona fide purchaser shall acquire absolute title thereto and to all rights presented thereby; and (d) until such time as the respective Warrant is transferred on the books of the Company, the Company may treat the registered holder thereof as the absolute owner thereof for all purposes, notwithstanding any notice to the contrary.

8. Miscellaneous.

         All notices, certificates and other communications from or at the request of the Company to any Warrant holder shall be mailed by first class, registered or certified mail, postage prepaid, to such address as may have been furnished to the Company in writing by such Warrant holder, or, until an address is so furnished, to the address of the last holder of such Warrant who has so furnished an address to the Company, except as otherwise provided herein. This Warrant Agreement and any of the terms hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of such change, waiver, discharge or termination is sought. This Warrant Agreement shall be construed and enforced in accordance with and governed by the laws of the State of Texas. The headings in this Warrant Agreement are for purposes of reference only and shall not limit or otherwise affect any of the terms hereof. This Warrant Agreement, together with the forms of instruments annexed hereto as exhibits, constitutes the full and complete agreement of the parties hereto with respect to the subject matter hereof.






         IN WITNESS WHEREOF, the Company has caused this Warrant Agreement to be executed in Houston, Texas, by its proper corporate officers, thereunto duly authorized as of the date set forth below.

                          KAHUNA NETWORK SECURITY, INC.


                      By: ___________________________________
                      L. EDWARD PARKER   CEO

                      Dated:_________________________________

The above Warrant Agreement is confirmed as of the date hereof.
(to be Witnesses by Kahuna Network Security, Inc.)


By:_________________________________

Printed Name: ________________________

Title:________________________________






EXHIBIT 4-4







EXHIBIT 14B - Employment Agreement for Joe Grace
------------------------------------------------------------------------

                              EMPLOYMENT AGREEMENT

This Employment Agreement; (the "Agreement") is entered into effective as of October 15, 2003 between Computer Automation Systems, Inc., a Nevada corporation (the "Company" or "CASX"), and Joe Grace (the "Executive").

RECITALS

WHEREAS, Computer Automation Systems, Inc., a Nevada corporation ("is engaged in the business of providing Network Security, (the
Company's Business); and

WHEREAS, Executive possess substantial knowledge and experience with respect to the Company's Business; and

WHEREAS, the Company desires to employ the Executive to have the benefits of his expertise and knowledge. The Executive, in turn, desires employment with the Company. The parties, therefore, enter into this Agreement to establish the terms and conditions of the Executive's employment with the Company.

In consideration of the mutual covenants and representations contained in this Agreement, the Company and the Executive agree as follows:

1. Employment of Executive; Duties, The Company agrees to employ the Executive and the Executive agrees to be employed by the Company, as Chairman of the Board, for the period specified in Section 3 (the "Employment Period"), subject to the terms and conditions of this Agreement. During the Employment Period, the Executive shall have such duties and responsibilities generally consistent with his position and such other duties not inconsistent with his title and position and as may be assigned to him by the Company, which may include providing similar services for each of the Company's subsidiaries, parents or affiliates. In connection therewith, Executive shall devote his best efforts, experience and judgment to iully discharge his duties and responsibilities under this Employment Agreement and as reasonably contemplated hereby, and shall act in conformity with the written and oral policies of the Company and within the limits, budgets, business plans and instructions as set by its Board of Directors. Executive shall be subject to the authority of the Company's Board of Directors and duly appointed officers.

2. Place of Employment and Travel. Executive acknowledges that the Company's offices and headquarters are currently located in Houston, Texas and that shall be the initial site of Executives employment.

3. Employment Period. The Employment Period shall begin on the date first written above and shall continue for three (3) years.

4. Base Salary. During the Employment Period, the Company shall pay the Executive a minimum annual base salary of U.S. sixty-thousand Dollars (US$60,000). The base salary shall be payable in twelve (12) equal monthly installments beginning the first week of January 2004 which are not less frequent than the periodic installments in effect for salaries of other executives of the Company- The base salary shall be subject to review annually by the Board of Directors ("Board") (or a committee appointed by the Board) for upward adjustments based on the policies of the Company and (tie Executive's contributions to the business of the Company.

5. Benefits. In addition to and except for the matters governed by this Agreement, the Executive shall be entitled to: (i) employee benefits and perquisites, including but not limited to pension plans, deferred compensation plans, stock options, annual bonus plans, long term incentive plans, group life insurance, disability, sickness and accident insurance and health benefits under such plans and programs as provided to other executives of the Company from time to time; and (ii) paid vacation as well as holidays, leave of absence and leave for illness and temporary disability in accordance with the policies of the Company.

6. Other consideration. In addition, the Executive will be issued four (4) million (4,000,000) post- split shares of the Company on or before the execution of the Exchange Agreement between the Company and Network Box USA, inc.

7. Non-Disclosure; Non-Competition. As a condition to the employment arrangement, Executive agrees to execute and comply with the terms and conditions of the "Employee Non-Disclosure, Non-Competition and Assignment of Inventions Agreement" attached hereto as Exhibit 1.

8. Termination.

8.1. Termination by the Company.

a. The Company, by action of its Board, may terminate the Executive's employment under this Agreement for Cause at any time by notifying the Executive of such termination. For all purposes of this Agreement, the Employment Period shall end as of the date of such termination of employment. "Cause" means the Executive's:
(i) persistent and repeated refusal, failure or neglect to perform the material duties of his employment under this Agreement (other than by reason of the Executive's physical or mental illness or impairment), provided that such Cause shall be deemed to occur only after the Company gave notice thereof to the Executive specifying in reasonable detail the conduct constituting Cause, and the Executive failed to cure and correct his conduct within thirty (30) days after such notice; (ii) committing any act of fraud or embezzlement, provided that such Cause shall be deemed to occur only after the Company gave notice thereof to the Executive specifying in reasonable detail the instances of such conduct, and the Executive had the opportunity to be heard at a meeting of the Board; (iii) breach of the Employee Non-Disclosure, Non-Competition and Assignment of Inventions Agreement or of such other subsequent agreements entered into during the Employment Period that results in a detriment to the Company; (iv) conviction of a felony (including pleading guilty to a felony); or
(v) habitual abuse of alcohol or drugs.

8.2. Termination by the Executive. The Executive may terminate this Agreement at any time, for any reason or for no reason at all, by giving notice thereof to the Company at least ninety (90) days before the effective date of such termination. The Employment Period shall terminate as of the date of such termination of employment.

8.3. Severance Benefits.

a. If the Executive's employment under this Agreement is terminated before the end of the Employment Period by the Company with Cause or by the Executive for Good Reason (as defined in herein below), the Company shall continue to pay to the Executive his unpaid Base Salary through the time of termination and for a period extending ninety (90) days thereafter.

b. If the Executive's employment under this Agreement is terminated by the Company with Cause, or if the Executive dies or becomes totally disabled (as defined herein below), the Company shall only pay the Executive a lump sum cash payment within fifteen (15) days of the date of such termination, equal to the sum of: (i) Executive's unpaid Base Salary earned to the termination date plus ninety (90) days.

8.4. Termination by Death or Disability. This Agreement shall terminate automatically upon the Executive's death. If the Company determines in good faith that the Executive has a "total disability" (within the meaning of such term or of a similar term as defined in the Company's long-term disability plan as in effect from time to time), the Company may terminate his employment under this Agreement by notifying the Executive thereof at least thirty (30) days before the effective date of such termination.

9. Representation by Executive. Executive represents and warrants to the Company that his employment hereunder will not conflict with or result in a violation or breach of, or constitute a default under any contract, agreement or understanding to which he is or was a party.

10. Notices. Any notices, requests, demands and other communications provided for by this Agreement shall be sufficient if in writing and if sent by registered or certified mail to the Executive at the last address he has filed in writing with the Company or, in the case of the Company, to the Company's principal executive offices.

11. Withholding Taxes. The Company shall have the right, but not the duty, to the extent permitted by law, to withhold from any payment of any kind due to the Executive under this Agreement to satisfy the tax withholding obligations of the Company under applicable law.

12. Validity; Complete Agreement. The validity and enforceability of any provision hereof shall in no way affect the validity or enforceability of any other provision hereof. This Agreement sets forth the entire understanding and embodies the entire Agreement of the parties with respect to the subject matter covered hereby and supersedes atl prior or contemporaneous oral or written agreements, understandings, arrangements, negotiations or communications, among the parties hereto.

13. Amendment. This Agreement shall not be modified or amended except by written agreement of the parties hereto.

14. Choice of Law; Jurisdiction and Venue. This Agreement shall be governed by and construed in accordance with the law of the State of Texas. The Parties consent to the exclusive jurisdiction of the Texas courts. Venue for any action brought hereunder shall be exclusively in the State of Texas, County of Harris.

15. Counterpart. This Agreement may be executed in any number of counterparts, all of which shall be considered one and the same agreement.

16. Delay; Partial Exercise. No failure or delay by any party in exercising any right, power or privilege under this Agreement shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

17. Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. The Company shall have the right to assign this Agreement to any of its respective subsidiaries, parents or affiliates. The rights and obligations of Executive under this Agreement are personal to him and no such right or obligation shall be subject to voluntary or involuntary alienation, assignment, or transfer.

Mandatory Arbitration. DISPUTES REGARDING THE EXECUTIVE'S EMPLOYMENT BY THE COMPANY, INCLUDING, WITHOUT LIMITATION, ANY DISPUTE UNDER THIS AGREEMENT WHICH CANNOT BE RESOLVED BY NEGOTIATIONS BETWEEN THE COMPANY AND THE EXECUTIVE SHALL BE SUBMITTED TQ, AND SOLELY DETERMINED BY, FINAL AND BINDING ARBITRATION CONDUCTED UNDER THE RULES OF ARBITRATION OF THE STATE OF TEXAS APPLICABLE TO EMPLOYMENT DISPUTES, AND THE PARTIES AGREE TO BE BOUND BY THE FINAL AWARD OF THE ARBITRATOR IN ANY SUCH PROCEEDING. THE ARBITRATOR SHALL APPLY THE LAWS OF THE STATE OF TEXAS WITH RESPECT TO THE INTERPRETATION OR ENFORCEMENT OF ANY MATTER RELATING TO THIS AGREEMENT. ARBITRATION SHALL BE HELD IN HOUSTON, HARRIS COUNTY. TEXAS, AND SHALL BE CONDUCTED BY A QUALIFIED ARBITRATOR APPOINTED UNDER THE LAWS OF THE STATE OF TEXAS. JUDGMENT UPON THE AWARD BY THE ARBITRATOR MAY BE ENTERED IN ANY COURT HAVING JURISDICTION THEREOF.

IN VYITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first written above.

Witness



Witness

i

By:





EXHIBIT 14C - Employment Agreement for L. Edward Parker
-------------------------------------------------------------------------------

EMPLOYMENT AGREEMENT

This Employment Agreement (the "Agreement") is entered into effective as of October 15, 2003 between Computer Automation Systems, Inc., a Nevada corporation (the "Company" or "CASX"), and Ed Parker (the "Executive").

RECITALS

WHEREAS, Computer Automation Systems, Inc., a Nevada corporation ("is engaged in the business of providing Network Security, (the
Company's Business); and

WHEREAS, Executive possess substantial knowledge and experience with respect to the Company's Business; and

WHEREAS, the Company desires to employ the Executive to have the benefits of his expertise and knowledge. The Executive, in turn, desires employment with the Company. The parties, therefore, enter into this Agreement to establish the terms and conditions of the Executive's employment with the Company.

In consideration of the mutual covenants and representations contained in this Agreement, the Company and the Executive agree as follows:

1. Employment of Executive; Duties. The Company agrees to employ the Executive and the Executive agrees to be employed by the Company, as Chief Executive Officer, for the period specified in Section 3 (the "Employment Period"), subject to the terms and conditions of this Agreement. During the Employment Period, the Executive shall have such duties and responsibilities generally consistent with his position and such other duties not inconsistent with his title and position and as may be assigned to him by the Company, which may include providing similar services for each of the Company's subsidiaries, parents or affiliates. ln connection therewith, Executive shall devote his best efforts, experience and judgment to fully discharge his duties and responsibilities under this Employment Agreement and as reasonably contemplated hereby, and shall act in conformity with the written and oral policies of the Company and within the limits, budgets, business ptans and instructions as set by its Board of Directors. Executive shall be subject to the authority of the Company's Board of Directors and duly appointed officers.

2. Place of Employment and Travel. Executive acknowledges that the Company's offices and headquarters are currently located in Houston, Texas and that shall be the initial site of Executives employment.

3. Employment Period. The Employment Period shall begin on the date first written above and shall continue for three (3) years.

4. Consideration. The Executive will be issued four (4) million (4,000,000) post-split shares of the Company on or before the execution of the Exchange Agreement between the Company and Network Box USA, Inc.

5. Non-Disclosure; Non-Competition. As a condition to the employment arrangement, Executive agrees to execute and comply with the terms and conditions of the "Employee Non-Disclosure, Non-Competition and Assignment of Inventions Agreement" attached hereto as Exhibit 1.

6. Termination.

6.1. Termination by the Company.

a. The Company, by action of its Board, may terminate the Executive's employment under this Agreement for Cause at any time by notifying the Executive of such termination. For all purposes of this Agreement, the Employment Period shall end as of the date of such termination of employment. "Cause" means the Executive's:
(i) persistent and repeated refusal, failure or neglect to perform the material duties of his employment under this Agreement (other than by reason of the Executive's physical or mental illness or impairment), provided that such Cause shall be deemed to occur only after the Company gave notice thereof to the Executive specifying in reasonable detail the conduct constituting Cause, and the Executive failed to cure and correct his conduct within thirty (30) days after such notice; (ii) committing any act of fraud or embezzlement, provided that such Cause shall be deemed to occur only after the Company gave notice thereof to the Executive specifying in reasonable detail the instances of such coriduct, and the Executive had the opportunity to be heard at a meeting of the Board; (iii) breach of the Employee Non-Disclosure, Non-Competition and Assignment of Inventions Agreement or of such other subsequent agreements entered into during the Employment Period that results in a detriment to the Company; (iv) conviction of a felony (including pleading guilty to a felony); or
(v) habitual abuse of alcohol or drugs.

6.2. Termination by the Executive. The Executive may terminate this Agreement at any time, for any reason or for no reason at all, by giving notice thereof to the Company at least ninety (90) days before the effective date of such termination. The Employment Period shall terminate as of the date of such termination of employment.

6.3. Termination by Death or Disability. This Agreement shall terminate automatically upon the Executive's death. If the Company determines in good faith that the Executive has a "total disability" (within the meaning of such term or of a similar term as defined in the Company's long-term disability plan as in effect from time to time), the Company may terminate his employment under this Agreement by notifying the Executive thereof at least thirty (30) days before the effective date of such termination.

7. Representation by Executive. Executive represents and warrants to the Company that his employment hereunder will not conflict with or result in a violation or breach of, or constitute a default under any contract, agreement or understanding to which he is or was a party.

8. Notices. Any notices, requests, demands and other communications provided for by this Agreement shall be sufficient if in writing and if sent by registered or certified rnail to the Executive at the last address he has filed in writing with the Company or, in the case of the Company, to the Company's principal executive offices.

9. Withholding Taxes. The Company shall have the right, but not the duty, to the extent permitted by law, to withhold from any payment of any kind due to the Executive under this Agreement to satisfy the tax withholding obligations of the Company under applicable law.

10. Validity; Complete Agreement. The validity and enforceability of any provision hereof shall in no way affect the validity or enforceability of any other provision hereof. This Agreement sets forth the entire understanding and embodies the entire Agreement of the parties with respect to the subject matter covered hereby and supersedes all prior or contemporaneous oral or written agreements, understandings, arrangements, negotiations or communications, among the parties hereto.

11. Amendment. This Agreement shall not be modified or amended except by written agreement of the parties hereto.

12. Choice of Law; Jurisdiction and Venue. This Agreement shall be governed by and construed in accordance with the law of the State of Texas. The Parties consent to the exclusive jurisdiction of the Texas courts. Venue for any action brought hereunder shall be exclusively in the State of Texas, County of Harris.

13. Counterpart. This Agreement may be executed in any number of counterparts, all of which shall be considered one and the same agreement.

14. Delay; Partial Exercise. No failure or delay by any party in exercising any right, power or privilege under this Agreement shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

15. Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. The Company shall have the right to assign this Agreement to any of its respective subsidiaries, parents or affiliates. The rights and obligations of Executive under this Agreement are personal to him and no such right or obligation shall be subject to voluntary or involuntary alienation, assignment, or transfer.

Mandatory Arbitration. DISPUTES REGARDING THE EXECUTIVE'S EMPLOYMENT BY THE COMPANY, INCLUDING, WITHOUT LIMITATION, ANY DISPUTE UNDER THIS AGREEMENT WHICH CANNOT BE RESOLVED BY NEGOTIATIONS BETWEEN THE COMPANY AND THE EXECUTIVE SHALL BE SUBMITTED TO, AND SOLELY DETERMINED BY, FINAL AND BINDING ARBITRATION CONDUCTED UNDER THE RULES OF ARBITRATION OF THE STATE OF TEXAS APPLICABLE TO EMPLOYMENT DISPUTES, AND THE PARTIES AGREE TO BE BOUND BY THE FINAL AWARD OF THE ARBITRATOR IN ANY SUCH PROCEEDING. THE ARBITRATOR SHALL APPLY THE LAWS OF THE STATE OF TEXAS WITH RESPECT TO THE INTERPRETATION OR ENFORCEMENT OF ANY MATTER RELATING TO THIS AGREEMENT. ARBITRATION SHALL BE HELD IN KOUSTON, HARRIS COUNTY. TEXAS, AND SHALL BE CONDUCTED BY A QUALIFIED ARITRATOR APPOINTED UNDER THE LAWS OF THE STATE OF TEXAS. JUDGMENT UPON THE AWARD BY THE ARBITRATOR MAY BE ENTERED IN ANY COURT HAVING JURISDICTION THEREOF.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first written above.

Witness



Witness

By:





EXHIBIT 14D - Employment Agreement for Todd Simmons
-------------------------------------------------------------------------------

                              EMPLOYMENT AGREEMENT

         This Employment Agreement (the "Agreement") is entered into effective as of February 19, 2004 between Simple Network Solutions, Inc., a Texas corporation ("SNS" or the "Company"), and Todd Simmons (the "Executive").

         RECITALS

         WHEREAS, SNS, a Texas corporation is engaged in the business of providing network security solutions (the "Business"); and

         WHEREAS, Executive possess substantial knowledge and experience with respect to the Business; and

         WHEREAS, the Company desires to employ the Executive full-time to have the benefits of his expertise and knowledge. The Executive, in turn, desires employment with the Company. The parties, therefore, enter into this Agreement to establish the terms and conditions of the Executive's employment with the Company.

         In consideration of the mutual covenants and representations contained in this Agreement, the Company and the Executive agree as follows:

1. Employment of Executive; Duties. The Company agrees to employ the Executive and the Executive agrees to be employed by the Company, as President, for the period specified in Section 3 (the "Employment Period"), subject to the terms and conditions of this Agreement. During the Employment Period, the Executive shall have such duties and responsibilities generally consistent with his position and such other duties not inconsistent with his title and position and as may be assigned to him by the Company, which may include providing similar services for each of the Company's subsidiaries, parents or affiliates. In connection therewith, Executive shall devote his full-time best efforts, experience and judgment to fully discharge his duties and responsibilities under this Employment Agreement and as reasonably contemplated hereby, and shall act in conformity with the written and oral policies of the Company and within the limits, budgets, business plans and instructions as set by the board of directors of the Company ("Board of Directors"). Executive shall be subject to the authority of the Board of Directors and duly appointed officers.

2. Place of Employment and Travel. Executive acknowledges that the Company's offices and headquarters are currently located in Houston, Texas and that shall be the initial site of Executives employment.

3. Employment Period. The Employment Period shall begin on the date first written above and shall expire February 19, 2006, which may be extended upon the mutual agreement by the Company and the Executive.

4. Base Salary. During the Employment Period, the Company shall pay the Executive an annual base salary of sixty thousand dollars (US$60,000). The base salary shall be payable in equal monthly installments, or in accordance with the Company's payroll policies. The base salary shall be subject to review annually by the Board of Directors, or a committee appointed by the Board of Directors, for adjustments based on the policies of the Company and the Executive's contributions to the Business. It is understood that the Executive may also be eligible for a commission, and or bonus, which will be at the discretion of the Board of Directors, or committee thereof.

5.       Benefits; Stock Award.

         5.1 Benefits. In addition to and except for the matters governed by this Agreement, the Executive shall be entitled to: (i) employee benefits and perquisites, including but not limited to pension plans, deferred compensation plans, stock options, annual bonus plans, long term incentive plans, group life insurance, disability, sickness and accident insurance and health benefits under such plans and programs as provided to other executives of the Company from time to time (to the extent that the Board of Directors, or a committee thereof, has adopted such benefits and perquisites; and (ii) paid vacation as well as holidays, leave of absence and leave for illness and temporary disability in accordance with the policies of the Company.

         5.2 Stock Award. Upon execution of this Agreement, the Executive shall be entitled to receive 1,000,000 shares of common stock, par value $.001 of Kahuna Network Security, Inc., the parent company of the Company.

6. Non-Disclosure; Non-Competition. As a condition to the employment arrangement, Executive agrees to execute and comply with the terms and conditions of the "Employee Non-Disclosure, Non-Competition and Assignment of Inventions Agreement" attached hereto as Exhibit 1.

7.       Termination.

7.1.     Termination by the Company.

a. The Company, by action of its Board of Directors, may terminate the Executive's employment under this Agreement without Cause (as defined in herein below) at any time by giving notice thereof to the Executive at least sixty (60) days before the effective date of such termination.

b. The Company, by action of its Board of Directors, may terminate the Executive's employment under this Agreement for Cause at any time by notifying the Executive of such
termination. For all purposes of this Agreement, the Employment
                           Period shall end as of the date of such termination
 of employment notice. "Cause" means the Executive's:
                           (i) persistent and repeated refusal, failure or
 neglect to perform the material duties of his employment
                           under this Agreement (other than by reason of the
Executive's physical or mental illness or impairment),
                           provided that such Cause shall be deemed to occur
 only after the Company gave notice thereof to the
                           Executive specifying in reasonable detail the
conduct constituting Cause, and the Executive failed to cure and correct his conduct within thirty (30) days
after such notice; (ii) committing any act of   fraud or
                           embezzlement, provided that such Cause shall be
deemed to occur only after the Company gave notice thereof
                           to the Executive specifying in reasonable detail
 the instances of such conduct, and the Executive had the
                           opportunity to be heard at a meeting of the Board
of Directors if requested within three business days from
                           the delivery of notice; (iii) breach of the
 Employee Non-Disclosure, Non-Competition and Assignment of
                           Inventions Agreement or of such other subsequent
agreements entered into during the Employment Period that
                           results in a detriment to the Company; (iv)
 conviction of a felony (including pleading guilty to a felony);
                           or (v) habitual abuse of alcohol or drugs as may be
 determined by the Board of Directors.

7.2. Termination by the Executive. The Executive may terminate this Agreement at any time, for any reason or for no reason at all, by giving notice thereof to the Company at least thirty (30) days before the effective date of such termination. The Employment Period shall terminate as of the date of such termination of employment.

7.3.     Severance Benefits.

a. If the Executive's employment under this Agreement is terminated for any reason, whether by the Company or by the Executive, the Executive shall be entitled to receive from the Company all salaries, wages and benefits earned through the date of termination.

b. If the Executive is entitled to receive payments or other benefits under this Agreement upon the termination of his employment with the Company, the Executive hereby irrevocably waives the right to receive any payments or other benefits under any other severance or similar plan maintained by the Company.

7.4. Termination by Death or Disability. This Agreement shall terminate automatically upon the Executive's death. If the Board of Directors determine in good faith that the Executive has a "total disability" (within the meaning of such term or of a similar term as defined in the Company's long-term disability plan as in effect from time to time), the Company may terminate his employment under this Agreement by notifying the Executive thereof at least thirty (30) days before the effective date of such termination.

8. Representation by Executive. Executive represents and warrants to the Company that his employment hereunder will not conflict with or result in a violation or breach of, or constitute a default under any contract, agreement or understanding to which he is or was a party.

9. Notices. Any notices, requests, demands and other communications provided for by this Agreement shall be sufficient if in writing and if sent by registered or certified mail to the Executive at the last address he has filed in writing with the Company or, in the case of the Company, to the Company's principal executive offices.

10. Withholding Taxes. The Company shall have the right, but not the duty, to the extent permitted by law, to withhold from any payment of any kind due to the Executive under this Agreement to satisfy the tax withholding obligations of the Company under applicable law.

11. Validity; Complete Agreement. The validity and enforceability of any provision hereof shall in no way affect the validity or enforceability of any other provision hereof. This Agreement sets forth the entire understanding and embodies the entire Agreement of the parties with respect to the subject matter covered hereby and supersedes all prior or contemporaneous oral or written agreements, understandings, arrangements, negotiations or communications, among the parties hereto.

12. Amendment. This Agreement shall not be modified or amended except by written agreement of the parties hereto.

13. Choice of Law; Jurisdiction and Venue. This Agreement shall be governed by and construed in accordance with the law of the State of Texas. The Parties consent to the exclusive jurisdiction of the Texas courts. Venue for any action brought hereunder shall be exclusively in the State of Texas, County of Harris.

14. Counterpart. This Agreement may be executed in any number of counterparts, all of which shall be considered one and the same agreement.

15. Delay; Partial Exercise. No failure or delay by any party in exercising any right, power or privilege under this Agreement shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

16. Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. The Company shall have the right to assign this Agreement to any of its respective subsidiaries, parents or affiliates. The rights and obligations of Executive under this Agreement are personal to him and no such right or obligation shall be subject to voluntary or involuntary alienation, assignment, or transfer.

Mandatory Arbitration. DISPUTES REGARDING THE EXECUTIVE'S EMPLOYMENT BY THE COMPANY, INCLUDING, WITHOUT LIMITATION, ANY DISPUTE UNDER THIS AGREEMENT WHICH CANNOT BE RESOLVED BY NEGOTIATIONS BETWEEN THE COMPANY AND THE EXECUTIVE SHALL BE SUBMITTED TO, AND SOLELY DETERMINED BY, FINAL AND BINDING ARBITRATION CONDUCTED UNDER THE RULES OF ARBITRATION OF THE STATE OF TEXAS APPLICABLE TO EMPLOYMENT DISPUTES, AND THE PARTIES AGREE TO BE BOUND BY THE FINAL AWARD OF THE ARBITRATOR IN ANY SUCH PROCEEDING. THE ARBITRATOR SHALL APPLY THE LAWS OF THE STATE OF TEXAS WITH RESPECT TO THE INTERPRETATION OR ENFORCEMENT OF ANY MATTER RELATING TO THIS AGREEMENT. ARBITRATION SHALL BE HELD IN HOUSTON, HARRIS COUNTY. TEXAS, AND SHALL BE CONDUCTED BY A QUALIFIED ARITRATOR APPOINTED UNDER THE LAWS OF THE STATE OF TEXAS. JUDGMENT UPON THE AWARD BY THE ARBITRATOR MAY BE ENTERED IN ANY COURT HAVING JURISDICTION THEREOF.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first written above.


SIMPLE NETWORK SOLUTIONS, INC.                                EXECUTIVE




By:                                                           By:
   --------------------------------------------------            --------------
      Joe Grace, Chairman of the Board                              Todd Simmons






                                                                         48












EXHIBIT 14E - Employment Contract for Richard Owens
----------------------------------------------------------------------------

                              EMPLOYMENT AGREEMENT

         This Employment Agreement (the "Agreement") is entered into effective as of February 19, 2004 between Simple Network Solutions, Inc., a Texas corporation ("SNS" or the "Company"), and Richard M. Owen (the "Executive").

         RECITALS

         WHEREAS, SNS, a Texas corporation is engaged in the business of providing network security solutions (the "Business"); and

         WHEREAS, Executive possess substantial knowledge and experience with respect to the Business; and

         WHEREAS, the Company desires to employ the Executive full-time to have the benefits of his expertise and knowledge. The Executive, in turn, desires employment with the Company. The parties, therefore, enter into this Agreement to establish the terms and conditions of the Executive's employment with the Company.

         In consideration of the mutual covenants and representations contained in this Agreement, the Company and the Executive agree as follows:

17. Employment of Executive; Duties. The Company agrees to employ the Executive and the Executive agrees to be employed by the Company, as Chief Executive Officer, for the period specified in Section 3 (the "Employment Period"), subject to the terms and conditions of this Agreement. During the Employment Period, the Executive shall have such duties and responsibilities generally consistent with his position and such other duties not inconsistent with his title and position and as may be assigned to him by the Company, which may include providing similar services for each of the Company's subsidiaries, parents or affiliates. In connection therewith, Executive shall devote his full-time best efforts, experience and judgment to fully discharge his duties and responsibilities under this Employment Agreement and as reasonably contemplated hereby, and shall act in conformity with the written and oral policies of the Company and within the limits, budgets, business plans and instructions as set by the board of directors of the Company ("Board of Directors"). Executive shall be subject to the authority of the Board of Directors and duly appointed officers.

18. Place of Employment and Travel. Executive acknowledges that the Company's offices and headquarters are currently located in Houston, Texas and that shall be the initial site of Executives employment.

19. Employment Period. The Employment Period shall begin on the date first written above and shall expire February 19, 2006, which may be extended upon the mutual agreement by the Company and the Executive.





20. Base Salary. During the Employment Period, the Company shall pay the Executive an annual base salary of fifty four thousand dollars (US$54,000). The base salary shall be payable in equal monthly installments, or in accordance with the Company's payroll policies. The base salary shall be subject to review annually by the Board of Directors, or a committee appointed by the Board of Directors, for adjustments based on the policies of the Company and the Executive's contributions to the Business. It is understood that the Executive may also be eligible for a commission, and or bonus, which will be at the discretion of the Board of Directors, or committee thereof.

21.      Benefits; Stock Award.

         5.1 Benefits. In addition to and except for the matters governed by this Agreement, the Executive shall be entitled to: (i) employee benefits and perquisites, including but not limited to pension plans, deferred compensation plans, stock options, annual bonus plans, long term incentive plans, group life insurance, disability, sickness and accident insurance and health benefits under such plans and programs as provided to other executives of the Company from time to time (to the extent that the Board of Directors, or a committee thereof, has adopted such benefits and perquisites; and (ii) paid vacation as well as holidays, leave of absence and leave for illness and temporary disability in accordance with the policies of the Company.

         5.2 Stock Award. Upon execution of this Agreement, the Executive shall be entitled to receive 2,000,000 shares of common stock, par value $.001 of Kahuna Network Security, Inc., the parent company of the Company.

22. Non-Disclosure; Non-Competition. As a condition to the employment arrangement, Executive agrees to execute and comply with the terms and conditions of the "Employee Non-Disclosure, Non-Competition and Assignment of Inventions Agreement" attached hereto as Exhibit 1.

23.      Termination.

23.1.    Termination by the Company.

a. The Company, by action of its Board of Directors, may terminate the Executive's employment under this Agreement without Cause (as defined in herein below) at any time by giving notice thereof to the Executive at least sixty (60) days before the effective date of such termination.

b. The Company, by action of its Board of Directors, may terminate the Executive's employment under this Agreement for Cause at any time by notifying the Executive of such
termination. For all purposes of this Agreement, the Employment
                           Period shall end as of the date of such termination
 of employment notice. "Cause" means the Executive's:
                           (i) persistent and repeated refusal, failure or
neglect to perform the material duties of his employment
                           under this Agreement (other than by reason of the
Executive's physical or mental illness or impairment),
                           provided that such Cause shall be deemed to occur
only after the Company gave notice thereof to the
                           Executive specifying in reasonable detail the
conduct constituting Cause, and the Executive failed to cure and correct his conduct within thirty (30) days
after such notice; (ii) committing any act of   fraud or
                           embezzlement, provided that such Cause shall be
deemed to occur only after the Company gave notice thereof
                           to the Executive specifying in reasonable detail
the instances of such conduct, and the Executive had the
                           opportunity to be heard at a meeting of the Board
of Directors if requested within three business days from
                           the delivery of notice; (iii) breach of the
 Employee Non-Disclosure, Non-Competition and Assignment of
                           Inventions Agreement or of such other subsequent
agreements entered into during the Employment Period that
                           results in a detriment to the Company; (iv)
conviction of a felony (including pleading guilty to a felony);
                           or (v) habitual abuse of alcohol or drugs as may
be determined by the Board of Directors.

23.2. Termination by the Executive. The Executive may terminate this Agreement at any time, for any reason or for no reason at all, by giving notice thereof to the Company at least thirty (30) days before the effective date of such termination. The Employment Period shall terminate as of the date of such termination of employment.

23.3.    Severance Benefits.

a. If the Executive's employment under this Agreement is terminated for any reason, whether by the Company or by the Executive, the Executive shall be entitled to receive from the Company all salaries, wages and benefits earned through the date of termination.

b. If the Executive is entitled to receive payments or other benefits under this Agreement upon the termination of his employment with the Company, the Executive hereby irrevocably waives the right to receive any payments or other benefits under any other severance or similar plan maintained by the Company.

23.4. Termination by Death or Disability. This Agreement shall terminate automatically upon the Executive's death. If the Board of Directors determine in good faith that the Executive has a "total disability" (within the meaning of such term or of a similar term as defined in the Company's long-term disability plan as in effect from time to time), the Company may terminate his employment under this Agreement by notifying the Executive thereof at least thirty (30) days before the effective date of such termination.

24. Representation by Executive. Executive represents and warrants to the Company that his employment hereunder will not conflict with or result in a violation or breach of, or constitute a default under any contract, agreement or understanding to which he is or was a party.

25. Notices. Any notices, requests, demands and other communications provided for by this Agreement shall be sufficient if in writing and if sent by registered or certified mail to the Executive at the last address he has filed in writing with the Company or, in the case of the Company, to the Company's principal executive offices.

26. Withholding Taxes. The Company shall have the right, but not the duty, to the extent permitted by law, to withhold from any payment of any kind due to the Executive under this Agreement to satisfy the tax withholding obligations of the Company under applicable law.

27. Validity; Complete Agreement. The validity and enforceability of any provision hereof shall in no way affect the validity or enforceability of any other provision hereof. This Agreement sets forth the entire understanding and embodies the entire Agreement of the parties with respect to the subject matter covered hereby and supersedes all prior or contemporaneous oral or written agreements, understandings, arrangements, negotiations or communications, among the parties hereto.

28. Amendment. This Agreement shall not be modified or amended except by written agreement of the parties hereto.

29. Choice of Law; Jurisdiction and Venue. This Agreement shall be governed by and construed in accordance with the law of the State of Texas. The Parties consent to the exclusive jurisdiction of the Texas courts. Venue for any action brought hereunder shall be exclusively in the State of Texas, County of Harris.

30. Counterpart. This Agreement may be executed in any number of counterparts, all of which shall be considered one and the same agreement.

31. Delay; Partial Exercise. No failure or delay by any party in exercising any right, power or privilege under this Agreement shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

32. Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. The Company shall have the right to assign this Agreement to any of its respective subsidiaries, parents or affiliates. The rights and obligations of Executive under this Agreement are personal to him and no such right or obligation shall be subject to voluntary or involuntary alienation, assignment, or transfer.

Mandatory Arbitration. DISPUTES REGARDING THE EXECUTIVE'S EMPLOYMENT BY THE COMPANY, INCLUDING, WITHOUT LIMITATION, ANY DISPUTE UNDER THIS AGREEMENT WHICH CANNOT BE RESOLVED BY NEGOTIATIONS BETWEEN THE COMPANY AND THE EXECUTIVE SHALL BE SUBMITTED TO, AND SOLELY DETERMINED BY, FINAL AND BINDING ARBITRATION CONDUCTED UNDER THE RULES OF ARBITRATION OF THE STATE OF TEXAS APPLICABLE TO EMPLOYMENT DISPUTES, AND THE PARTIES AGREE TO BE BOUND BY THE FINAL AWARD OF THE ARBITRATOR IN ANY SUCH PROCEEDING. THE ARBITRATOR SHALL APPLY THE LAWS OF THE STATE OF TEXAS WITH RESPECT TO THE INTERPRETATION OR ENFORCEMENT OF ANY MATTER RELATING TO THIS AGREEMENT. ARBITRATION SHALL BE HELD IN HOUSTON, HARRIS COUNTY. TEXAS, AND SHALL BE CONDUCTED BY A QUALIFIED ARITRATOR APPOINTED UNDER THE LAWS OF THE STATE OF TEXAS. JUDGMENT UPON THE AWARD BY THE ARBITRATOR MAY BE ENTERED IN ANY COURT HAVING JURISDICTION THEREOF.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first written above.


SIMPLE NETWORK SOLUTIONS, INC.                                EXECUTIVE



By:                                                           By:
   --------------------------------------------------            -------------
      Joe Grace, Chairman of the Board                          Richard M. Owen







EXHIBIT 14F - Exchange Agreement - Kahuna and SNS
--------------------------------------------------------------------------







                                                                      61
                          SECURITIES EXCHANGE AGREEMENT

         This SECURITIES EXCHANGE AGREEMENT ("Agreement") dated as of February 19, 2004, is by and between KAHUNA NETWORK SECURITY, INC., a Nevada corporation ("Kahuna"), SIMPLE NETWORK SOLUTIONS, INC., a Texas corporation ("SNS"), and TODD SIMMONS, the sole shareholder of SNS (the "Shareholder").


                              W I T N E S S E T H:

       WHEREAS, as of February 19, 2004, there are 100 outstanding shares of the common stock, par value $1.00 of SNS (the "SNS Stock"), all of which are owned by the Shareholder;

       WHEREAS, Kahuna proposes to acquire all of the outstanding shares of SNS in exchange for the issuance of an aggregate of 1,000,000 shares of Kahuna common stock ("Kahuna Stock");

       WHEREAS, Kahuna has agreed to issue shares to Todd Simmons and to Richard
M. Owen upon execution of employment agreements with SNS; and

         WHEREAS, the Board of Directors of Kahuna and SNS and the Shareholder have duly approved the reorganization pursuant to the terms of this Agreement.

         NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants, agreements, representations and warranties contained herein, the parties hereto agree as follows:


                                    ARTICLE 1
         ISSUANCE AND EXCHANGE OF SHARES

         1.1 Issuance and Exchange. At the Closing (defined below) to be held in accordance with the provisions of Article 2 below and subject to the terms and agreements set forth herein, Kahuna shall issue to the Shareholder, the number of authorized and newly issued shares of Kahuna Stock determined as provided in
Section 1.2 below, and subject to Section 8.2 hereof. In consideration for the shares of Kahuna Stock to be exchanged, the Shareholder shall deliver to Kahuna certificates evidencing his shares of SNS, together with duly executed stock powers to effectuate the transfer.

         1.2 Exchange Ratio. At the Closing, Kahuna shall exchange ten thousand (10,000) shares of Kahuna Stock for each share of SNS Stock as full consideration for the SNS Stock, provided however, than in no event shall Kahuna be required to issue in excess of 1,000,000 shares of in exchange therefore.






                                    ARTICLE 2
         CLOSING

         2.1 Closing. The consummation of the exchange by Kahuna, SNS and the Shareholder (the "Closing") shall occur at the offices of Brewer and Pritchard, P.C., Three Riverway, Suite 1800, Houston, Texas 77056, at 4:00 p.m. on February 19, 2004. All costs and expenses associated with consummation of the transactions contemplated by this Agreement incurred by Kahuna shall be the sole responsibility of Kahuna, while all expenses incurred by the Shareholder and SNS shall be the sole responsibility of SNS.

         2.2 Deliveries by Kahuna. Kahuna shall deliver, or cause to be delivered to the Shareholder as soon after the Closing and no later than ten
(10) business days thereafter, certificates for the shares of Kahuna Stock being exchanged, in form and substance reasonably satisfactory to the Shareholder.

         2.3 Deliveries by Shareholder. The Shareholder shall deliver to Kahuna at the Closing, a certificate evidencing the ownership of the Shareholder, duly endorsed for transfer to Kahuna; and the certificates and resolutions specified in Article 6 below.


                                    ARTICLE 3
                         REPRESENTATIONS OF SHAREHOLDER

         Shareholder hereby represents and warrants as follows (it being acknowledged that Kahuna is entering into this Agreement in material reliance upon each of the following representations and warranties, and that the truth and accuracy of each, as evidenced by their signature set forth on the signature page, constitutes a condition precedent to the obligations of Kahuna hereunder):

         3.1 Ownership of Stock. Shareholder is the lawful owner of 100 shares of SNS Stock, which represents 100% of the issued and outstanding capital stock of SNS. Shareholder shall transfer his SNS Stock to Kahuna free and clear of all preemptive or similar rights, liens, encumbrances, restrictions and claims of every kind and the delivery to Kahuna of the SNS Stock pursuant to the provisions of this Agreement will transfer to Kahuna valid title thereto, free and clear of all liens, encumbrances, restrictions and claims of every kind. To the knowledge of the Shareholder, the SNS Stock to be exchanged herein has been duly authorized and validly issued and is fully paid and non-assessable.

         3.2 Authority to Execute and Perform Agreement; No Breach. Shareholder has the full legal right and power and all authority and approval required to enter into, execute and deliver this Agreement, and to sell, assign, transfer and convey the SNS Stock and to perform fully their respective obligations hereunder. This Agreement has been duly executed and delivered by the Shareholder and, assuming due execution and delivery by, and enforceability against, Kahuna, constitutes the valid and binding obligation of the Shareholder enforceable in accordance with its terms, subject to the qualifications that enforcement of the rights and remedies created hereby is subject to (i) bankruptcy, insolvency, reorganization, moratorium and other laws of general application affecting the rights and remedies of creditors, and (ii) general principles of equity (regardless of whether such enforcement is considered in a proceeding in equity or at law). No approval or consent of, or filing with, any governmental or regulatory body, and no approval or consent of, or filing with, any other person is required to be obtained by the Shareholder or in connection with the execution and delivery by the Shareholder of this Agreement and consummation and performance by them of the transactions contemplated hereby.

         The execution, delivery and performance of this Agreement (including but not limited to the employment agreement incorporated by reference pursuant to Section 6 hereto) by the Shareholder and the consummation of the transactions contemplated hereby in accordance with the terms and conditions hereof, the Shareholder will not:

         (a) violate, conflict with or result in the breach of any of the terms of, or constitute (or with notice or lapse of time or both would constitute) a default under, any contract, lease, agreement or other instrument or obligation to which a Shareholder is a party or by or to which any of the properties and assets of the Shareholder may be bound or subject;

         (b) violate any order, judgment, injunction, award or decree of any court, arbitrator, governmental or regulatory body, by which a Shareholder or the securities, assets, properties or business of any of him is bound; or

         (c) violate any statute, law or regulation to which Shareholder is subject.

         3.3 Securities Matters. The Shareholder hereby represents, warrants and covenants to Kahuna, as follows:

         (a) He has been advised that the Kahuna Stock has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities act in reliance on exemptions therefrom.

         (b) The Kahuna Stock is being acquired solely for his own account, for investment and is not being acquired with a view to or for the resale, distribution, subdivision or fractionalization thereof, he has no present plans to enter into any such contract, undertaking, agreement or arrangement and the Shareholder further understands that the Kahuna Stock, may only be resold pursuant to a registration statement under the Securities Act, or pursuant to some other available exemption.

         (c) He acknowledges, in connection with the exchange of the Kahuna Stock, that no representation has been made by representatives of Kahuna regarding its business, assets or prospects other than that set forth herein and that it is relying upon the information set forth in the filings made by Kahuna pursuant to Section 13 of the Securities Exchange Act of 1934, as amended and such other representations and warranties as set forth in this Agreement.

         (d) He agrees that the certificate or certificates representing the Kahuna Stock will be inscribed with substantially the following legend:

"The securities represented by this certificate have not been registered under the Securities Act of 1933. The securities have been acquired for investment and may not be sold, transferred or assigned in the absence of an effective registration statement for these securities under the Securities Act of 1933 or an opinion of the Company's counsel that registration is not required under said Act."

                                    ARTICLE 4
                             REPRESENTATIONS OF SNS

         SNS hereby represents and warrants to Kahuna as follows (it being acknowledged that Kahuna is entering into this Agreement in material reliance upon each of the following representations and warranties, and that the truth and accuracy of each, as evidenced by the execution of this Agreement by a duly authorized officer of SNS, constitutes a condition precedent to the obligations of Kahuna hereunder) and that such representations and warranties shall survive this Agreement for a period of one year hereafter.

         4.1 Existence and Good Standing. SNS is a corporation duly organized, validly existing and in good standing under the laws of Texas. SNS has no subsidiaries. SNS has the power to own or lease their respective properties and assets and to carry on their businesses as now being conducted. SNS is duly qualified to do business and is in good standing in the State of Texas, which is the only jurisdiction in which the character or location of the properties owned or leased by SNS or the nature of the business conducted by SNS makes such qualification necessary.

         4.2 Capitalization. SNS currently has outstanding 100 shares of common stock and no shares of preferred stock. All such outstanding shares have been duly authorized and validly issued and are fully paid and nonassessable. There are no outstanding options, warrants, rights, calls, commitments, conversion rights, rights of exchange, plans or other agreements, commitments or arrangements of any character providing for the purchase, subscription, issuance or sale of any shares of capital stock of SNS, other than the exchange of the SNS Stock as contemplated by this Agreement.

         4.3 Financial Statements and No Material Changes. Annexed hereto as
Schedule 4.3(a) are the unaudited balance sheets, income statements and statements of cash flows of SNS as of December 31, 2003 (the "SNS Financial Statements").

         The SNS Financial Statements were carefully prepared from the books and records of SNS, present fairly the financial position, assets and liabilities of SNS and the results of its operations, for the respective periods indicated and reflect all necessary accruals, on a cash basis.

         Except as disclosed in Schedule 4.3(b), since December 31, 2003 there has been (a) no material adverse change in the assets or liabilities, or in the business or condition, financial or otherwise, or in the results of operations or prospects, of SNS and (b) no material adverse change in the assets or liabilities, or in the business or condition, financial or otherwise, or in the results of operations or prospects, of SNS and to the best knowledge, information and belief of SNS, no fact or condition exists or is contemplated or threatened which might cause such a change in the future.

         4.4 Books and Records. The minute books of SNS, all the contents of which have been previously made available to Kahuna and their representatives, contain accurate records of all meetings of, and action taken by (including action taken by written consent) the Shareholder and the Board of Directors of SNS. Except as set forth on Schedule 4.4 attached hereto, SNS does not have any of its respective records, systems, controls, data or information recorded, stored, maintained, operated or otherwise wholly or partly dependent upon or held by any means (including any electronic, mechanical or photographic process, whether computerized or not) which (including all means of access thereto and therefrom) are not under the exclusive ownership and direct control of SNS.

         4.5      Title to Properties; Encumbrances.

         (a) Except as set forth on Schedule 4.5 attached hereto, SNS has good, valid and marketable title to (a) all of its properties and assets (real and personal, tangible and intangible), including, without limitation, all of the properties and assets reflected in the balance sheet included as part of the SNS Financial Statements, except as indicated in the Schedules hereto; and (b) all of the properties and assets purchased by SNS since December 31, 2003 all of which purchases as of a date not more than two days prior to the date of this Agreement, have been set forth on Schedule 4.5 attached hereto; in each case subject to no encumbrance, lien, charge or other restriction of any kind or character.

         (b) The rights, properties and other assets presently owned, leased or licensed, by SNS reflected on the balance sheet included in the SNS Financial Statements or acquired since December 31, 2002 include all rights, properties and other assets necessary to permit SNS to conduct its business in the same manner as its business has heretofore been conducted. All such properties and assets owned or leased by SNS are in satisfactory condition and repair, other than ordinary wear and tear.

         4.6 Leases. SNS does not maintain any leases for real or personal property.

         4.7 Material Contracts. Except as set forth on Schedule 4.7 attached hereto, SNS is not bound by:

         (a) any agreement, contract or commitment relating to the employment of any person by SNS, or any bonus, deferred compensation, pension, profit sharing, employee option, employee stock purchase, retirement or other employee benefit plan;

         (b) any agreement, indenture or other instrument which contains restrictions with respect to payment of dividends or any other distribution in respect of its shares;

         (c) any loan or advance to, or investment in, any individual, partnership, joint venture, corporation, trust, unincorporated organization, government or other entity (each a "Person") or any agreement, contract or commitment relating to the making of any such loan, advance or investment;

         (d) any guarantee or other contingent liability in respect of any indebtedness or obligation of any Person (other than the endorsement of negotiable instruments for collection in the ordinary course of business);

         (e) any management service, consulting or any other similar type contract;

         (f) any agreement, contract or commitment limiting the freedom of SNS to engage in any line of business or to compete with any Person;

         (g) any agreement, contract or commitment not entered into in the ordinary course of business which involves $10,000 or more and is not cancelable without penalty or premium within 30 days; or

         (h) any agreement, contract or commitment which might reasonably be expected to have a potential adverse impact on the business or operations of SNS; or

         (i) any agreement, contract or commitment not reflected in the SNS Financial Statement under which SNS is obligated to make cash payments of, or deliver products or render services with a value greater than $5,000 individually or $10,000 in the aggregate, or receive cash payments of, or receive products or services with a value greater than $20,000 individually or $30,000 in the aggregate, and any other agreement, contract or commitment which is material to the conduct of the business of SNS.

         Each contract or agreement set forth on Schedule 4.7 is in full force and effect and there exists no default or event of default or event, occurrence, condition or act (including the consummation of the transactions contemplated hereby) which, with the giving of notice, the lapse of time or the happening of any other event or condition, would become a default or event of default thereunder. SNS has not violated any of the terms or conditions of any contract or agreement set forth on Schedule 4.7 in any material respect, and, to the best knowledge, information and belief of SNS, all of the covenants to be performed by any other party thereto have been fully performed. Except as set forth on
Schedule 4.7, the consummation of the transactions contemplated hereby does not constitute an event of default (or an event, which with notice or the lapse of time or both would constitute a default) under any such contract or agreement.

         4.8 Restrictive Documents. Except as set forth on Schedule 4.8 attached hereto, neither SNS nor the Shareholder is subject to, or a party to, any charter, by-law, mortgage, lien, lease, license, permit, agreement, contract, instrument, law, rule, ordinance, regulation, order, judgment or decree, or any other restriction of any kind or character, which could materially adversely affect the business practices, operations or condition of SNS or any of its assets or property ("SNS's Property"), or which would prevent consummation of the transactions contemplated by this Agreement, compliance by the Shareholder with the terms, conditions and provisions hereof or the continued operation of "SNS's Business" after the date hereof or the Closing on substantially the same basis as heretofore operated or which would restrict the ability of SNS to conduct business in any area.

         4.9 Litigation. Except as set forth on Schedule 4.9 attached hereto, there is no action, suit, proceeding at law or in equity, arbitration or administrative or other proceeding by or before (or to the best knowledge, information and belief of SNS any investigation by) any governmental or other instrumentality or agency, pending, or, to the best knowledge, information and belief of SNS, threatened, against or affecting SNS, or any of their respective properties or rights, or against the Shareholder. There are no outstanding orders, judgments, injunctions, awards or decrees of any court, governmental or regulatory body or arbitration tribunal by which either the Shareholder or SNS, or any officer, director or employee of SNS, or the securities, assets, properties or business of any of them is bound.

         4.10 Taxes. Except as set forth on Schedule 4.10, SNS has filed or caused to be filed, within the times and within the manner prescribed by law, all federal, state, local and foreign tax returns and tax reports which are required to be filed by, or with respect to SNS. Such returns and reports reflect accurately all liability for taxes of SNS for the periods covered thereby. Except as set forth on Schedule 4.10, all federal, state, local and foreign income, profits, franchise, employment, sales, use, occupancy, excise and other taxes and assessments, stock and transfer taxes (including interest and penalties) payable by, or due from SNS, have been fully paid and fully provided for in the books and SNS Financial Statements. No examination of any tax return of SNS is currently in progress. There are no outstanding agreements or waivers extending the statutory period of limitation applicable to any tax return of SNS. Schedule 4.10 attached hereto lists all tax sharing contracts, agreements or arrangements to which SNS is a party and all such contracts, agreements and arrangements have been terminated prior to the Closing with no liability or obligation to SNS.

         4.11 Liabilities. Except as set forth on Schedule 4.11, SNS has no outstanding claims, liabilities or indebtedness, contingent or otherwise, which are not properly reflected in the SNS Financial Statements in a manner consistently with past practice, other than liabilities incurred subsequent to December 31, 2003 in the ordinary course of business not exceeding $5,000 individually or $10,000 in the aggregate. Neither SNS is in default in respect of the terms or conditions of any indebtedness, except where such default would not have a material adverse effect on the business assets or prospects of SNS.

         4.12 Insurance. SNS does not maintain any insurance policies with respect to its business, properties or employees.

         4.13 Compliance with Laws. To the knowledge of SNS, the Shareholder, any officer, director or employee of SNS is in violation of any applicable order, judgment, injunction, award or decree, related to, arising out of or affecting SNS's Business or properties, the violation of which would have a material adverse effect on the business assets or prospects of SNS. To the knowledge of SNS, any officer, director or employee of either SNS is in violation of any federal, state, local or foreign law, ordinance, regulation or any other requirement of any governmental or regulatory body, court or arbitrator (including, without limitation, laws relating to the environment and OSHA and the Americans with Disabilities Act).

         4.14 Employment Relations. SNS is in compliance with all federal, state or other applicable laws, domestic or foreign, respecting employment and employment practices, terms and conditions of employment and wages and hours, and has not and is not engaged in any unfair labor practice.;

         4.15 No Changes Since the December 31, 2003 Balance Sheet Date. Except as disclosed in Schedule 4.15, since the December 31, 2003 Balance Sheet, SNS has not on a consolidated basis:

         (a) incurred any liability or obligation of any nature (whether accrued, absolute, contingent or otherwise), except liabilities and obligations in the ordinary course of business and consistent with past practice, resulting in an increase for the liabilities shown on the December 31, 2003 Balance Sheet of more than $10,000 in the aggregate;

         (b) permitted any of its material assets to be subjected to any mortgage, pledge, lien, security interest, encumbrance, restriction or charge of any kind;

         (c) sold, transferred or otherwise disposed of any material assets except inventory sold in the ordinary course of business and consistent with past practice;

         (d) made any single capital expenditure or commitment therefor, in excess of $5,000 or made aggregate capital expenditures and commitments therefor in excess of $10,000;

         (e) declared or paid any dividend or made any distribution on any shares, or redeemed, purchased or otherwise acquired any shares or any option, warrant or other right to purchase or acquire any such shares;

         (f) made any bonus or profit sharing distribution or payment of any kind;

         (g) increased its indebtedness for borrowed money, or made any loan to any Person;

         (h) written off as uncollectible any notes or accounts receivable, except immaterial write-downs or write-offs in the ordinary course of business and consistent with past practice which do not exceed $10,000 in the aggregate charged to applicable reserves, and none of which individually or in the aggregate is material to SNS on a consolidated basis;

         (i) granted any increase in the rate of wages, salaries, bonuses or other remuneration or benefits of any executive employee or other employees or consultants;

         (j)      canceled or waived any claims or rights of substantial value;

         (k) made any change in any method of accounting or auditing practice;

         (l) otherwise conducted its business or entered into any transaction, except in the usual and ordinary manner and in the ordinary course of business and consistent with past practices;

         (m) paid, discharged or satisfied any claims, liabilities or obligations (absolute, accrued, contingent or otherwise) other than the payment, discharge or satisfaction in the ordinary course of business and consistent with past practice of liabilities and obligations reflected and reserved against in SNS's December 31, 2003 Balance Sheet or incurred in the ordinary course of business and consistent with past practice since the December 31, 2003 Balance Sheet;

         (n) paid, loaned or advanced any amount to, or sold, transferred or leased any properties or assets (real, personal or mixed, tangible or intangible to, or entered into any agreement or arrangement of any kind with, any of its officers, directors or shareholders or any affiliate or associate of its officers, directors or shareholders, except compensation to officers at rates not exceeding the rate of compensation in effect as of the December 31, 2003 Balance Sheet Date;

         (o) suffered any material adverse changes in its working capital, financial condition, assets, liabilities (absolute, accrued, contingent or otherwise), reserves, business operations or prospects; or

         (p)      agreed, whether or not in writing, to do any of the foregoing.

         4.17 Disclosure. To the best of SNS's knowledge and belief, neither this Agreement, nor the SNS Financial Statements referred to in Section 4.3 hereof, any Schedule, exhibit or certificate attached hereto or delivered in accordance with the terms hereof or any document or statement in writing which has been supplied by or on behalf of the Shareholder or by or on behalf of any of SNS's directors or officers in connection with the transactions contemplated by this Agreement contains any untrue statement of a material fact, or omits any statement of a material fact necessary in order to make the statements contained herein or therein not misleading. There is no fact known to the SNS which could materially and adversely affect the business, prospects or financial condition of SNS or its respective properties or assets, which has not been set forth in this Agreement, the SNS Financial Statements referred to in Section 4.3 hereof (including the footnotes thereto), any Schedule, exhibit or certificate attached hereto or delivered in accordance with the terms hereof or any document or statement in writing which has been supplied by or on behalf of the Shareholder or by or on behalf of any of SNS's directors or officers in connection with the transactions contemplated by this Agreement.

         4.18 Broker's or Finder's Fees. No agent, broker, person or firm acting on behalf of the Shareholder or SNS is, or will be, entitled to any commission or broker's or finder's fees from any of the parties hereto, or from any Person controlling, controlled by or under common control with any of the parties hereto, in connection with any of the transactions contemplated by this Agreement.

         4.23 Copies of Documents. The Shareholder has caused to be made available for inspection and copying by Kahuna and its advisers, true, complete and correct copies of all documents referred to in this Article 4 or in any Schedule attached hereto.


                                    ARTICLE 5
         REPRESENTATIONS OF KAHUNA

         Kahuna hereby represents and warrants to SNS and the Shareholder as follows (it being acknowledged that SNS and the Shareholder are entering into this Agreement in material reliance upon each of the following representations and warranties, and that the truth and accuracy of each, as evidenced by the execution of this Agreement by a duly authorized officer of Kahuna, constitutes a condition precedent to the obligations of SNS and the Shareholder hereunder) and that such representations and warranties shall survive this Agreement for a period of one year hereafter.

         5.1 Existence and Good Standing. Kahuna is a corporation duly organized, validly existing and in good standing under the laws of Nevada. Kahuna has the power to own or lease its properties and assets and to carry on its business as now being conducted. Kahuna is not qualified to do business in any foreign jurisdiction.

         5.2 Capitalization. Kahuna currently has outstanding 29,942,807 shares of common stock and no shares of preferred stock. All such outstanding shares have been duly authorized and validly issued and are fully paid and nonassessable. Except as set forth on Schedule 5.2, there are no outstanding options, warrants, rights, calls, commitments, conversion rights, rights of exchange, plans or other agreements, commitments or arrangements of any character providing for the purchase, subscription, issuance or sale of any shares of capital stock of Kahuna, other than the exchange of the Kahuna Stock as contemplated by this Agreement.

         5.3 Financial Statements and No Material Changes. Kahuna has made available to the Shareholder and SNS, its audited balance sheets, statement of expense and statements of cash flows as of December 31, 2002, and the unaudited balance sheets, statements of expense and statement of cash flows as of March 31, June 30, and September 30, 2003 (the "Kahuna Financial Statements"). The Kahuna Financial Statements were carefully prepared from the books and records of Kahuna, and contain the footnotes which are required in audited financial statements, present fairly the financial position, assets and liabilities of Kahuna and the results of its operations, for the respective periods indicated and reflect all necessary accruals, all in conformity with generally accepted accounting principles ("GAAP") applied on a consistent basis. The Kahuna Financial Statements contain all adjustments (consisting of only normal recurring accruals) required to be made by GAAP, subject to normal year-end adjustments. Except as set forth on Schedule 5.3, since September 30, 2003, there have been (a) no material adverse changes in the assets or liabilities, or in the business or condition, financial or otherwise, or in the results of operations or prospects, of Kahuna whether as a result of any legislative or regulatory change, revocation of any license or rights to do business, fire, explosion, accident, casualty, labor trouble, flood, drought, riot, storm, condemnation or act of God or other public force or otherwise and (b) no material adverse changes in the assets or liabilities, or in the business or condition, financial or otherwise, or in the results of operations or prospects, of Kahuna and to the best knowledge, information and belief of Kahuna, no fact or condition exists or is contemplated or threatened which might cause such a change in the future.

         5.4 Books and Records. The minute books of Kahuna, all the contents of which have been previously made available to SNS and its representatives, contain accurate records of all meetings of, and action taken by (including action taken by written consent) the shareholders and its Board of Directors. Kahuna does not have any of its respective records, systems, controls, data or information recorded, stored, maintained, operated or otherwise wholly or partly dependent upon or held by any means (including any electronic, mechanical or photographic process, whether computerized or not) which (including all means of access thereto and therefrom) are not under the exclusive ownership and direct control of Kahuna.

         5.5 Disclosure. To the best of Kahuna's knowledge and belief, neither this Agreement, nor the Kahuna Financial Statements referred to in Section 5.3 hereof, any Schedule, exhibit or certificate attached hereto or delivered in accordance with the terms hereof or any document or statement in writing which has been supplied by or on behalf of Kahuna or by or on behalf of any of Kahuna's directors or officers in connection with the transactions contemplated by this Agreement contains any untrue statement of a material fact, or omits any statement of a material fact necessary in order to make the statements contained herein or therein not misleading. There is no fact known to Kahuna which could materially and adversely affect the business, prospects or financial condition of Kahuna or its properties or assets, which has not been set forth in this Agreement, the Kahuna Financial Statements referred to in Section 5.3 hereof (including the footnotes thereto), any Schedule, exhibit or certificate attached hereto or delivered in accordance with the terms hereof or any document or statement in writing which has been supplied by or on behalf of the Shareholder or by or on behalf of any of Kahuna's directors or officers in connection with the transactions contemplated by this Agreement.





         5.6 Broker's or Finder's Fees. No agent, broker, person or firm acting on behalf of the Kahuna is, or will be, entitled to any commission or broker's or finder's fees from any of the parties hereto, or from any Person controlling, controlled by or under common control with any of the parties hereto, in connection with any of the transactions contemplated by this Agreement.

         5.7 Approval of the Agreement. The Board of Directors of Kahuna have authorized the execution and delivery of this Agreement and has approved the transactions contemplated hereby. The approval of the shareholders of Kahuna shall not be required to approve, authorize, or enter into the Agreement or the transaction contemplated hereby.

         5.8 Validity of Kahuna Stock. The 1,000,000 shares of Kahuna Stock to be issued to the Shareholder in exchange for the SNS Stock, when issued shall have been duly authorized and validly issued and fully paid and nonassessable.


                                    ARTICLE 6
                         CONDITIONS TO KAHUNA'S OBLIGATIONS

         The exchange of the SNS Shares by Kahuna at the Closing is conditioned upon satisfaction, on, prior to or after such date as may be applicable, of the following conditions:

         6.1 Good Standing and Other Certificates. SNS shall deliver to Kahuna at Closing, a Secretary's certificate, which shall be attached hereto as Exhibit 6.1, with the following attached as exhibits:

         (a) copies of certificates of incorporation, all amendments thereto, in each case certified by the Secretary of State or other appropriate official of its jurisdiction of incorporation or organization;

         (b) a certificate from the Secretary of State or other appropriate official of their respective jurisdictions of incorporation to the effect that SNS is in good standing or subsisting in such jurisdiction and listing all charter documents including all amendments thereto, on file;

         (c) a copy of the bylaws of SNS, certified by its Secretary as being true and correct and in effect on the Closing.

         (d) a resolution of SNS's Board of Directors approving the transactions contemplated hereby and authorizing the President and Secretary of each entity to execute this Agreement.

         6.2 Officer Certificate. SNS shall deliver a certificate of its President at Closing, attached hereto as Exhibit 6.2, stating the following:

         (a) No Material Adverse Change. Prior to Closing, there shall be no material adverse change in the assets or liabilities, the business or condition, financial or otherwise, the results of operations, or prospects of SNS, whether as a result of any legislative or regulatory change, revocation of any license or rights to do business, fire, explosion, accident, casualty, labor trouble, flood, drought, riot, storm, condemnation or act of God or other public force or otherwise.

         (b) Truth of Representations and Warranties. The representations and warranties of SNS contained in this Agreement or in any Schedule attached hereto shall be true and correct on and as of the Closing with the same effect as though such representations and warranties had been made on and as of such date.

         (c) Performance of Agreements. All of the agreements of SNS to be performed on or before the Closing pursuant to the terms hereof shall have been duly performed.

         (d) No Litigation Threatened. No action or proceedings shall have been instituted or threatened before a court or other government body or by any public authority to restrain or prohibit any of the transactions contemplated hereby.

         6.3 Governmental Approvals. All governmental and other consents and approvals, if any, necessary to permit the consummation of the transactions contemplated by this Agreement shall have been received.

         6.4 Proceedings. All proceedings to be taken in connection with the transactions contemplated by this Agreement and all documents incident thereto shall be satisfactory in form and substance to Kahuna and their counsel, and Kahuna shall have received copies of all such documents and other evidences as they or their counsel may reasonably request in order to establish the consummation of such transactions and the taking of all proceedings in connection therewith.

         6.5 Audited Financial Statements. Within sixty days of the Closing, SNS and the Shareholder complete and delivery to Kahuna (i) SNS's consolidated financial statements prepared in accordance with GAAP and the rules and regulations of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and (ii) an unqualified auditors report for the period ended December 31, 2003 (the "SNS Audited Financial Statements").

         6.6 Employment Agreements. At Closing, SNS shall have entered into employment agreements with Todd Simmons and Richard M. Owen, in the form as attached hereto as Exhibit 6.6(a) and Exhibit 6.6(b), respectively.


                                    ARTICLE 7
                        CONDITIONS TO THE OBLIGATIONS OF
                             THE SHAREHOLDER AND SNS

         The obligations of the Shareholder and SNS at Closing Date are conditioned upon satisfaction, on or prior to such date, of the following conditions:

         7.1 Secretary's Certificate. Kahuna shall have delivered to the Shareholder, a Secretary's certificate, attached hereto as Exhibit 7.1, with the following attached as exhibits:

         (a) copies of the Articles of Incorporation, including all amendments thereto, of Kahuna;

         (b) copies of resolutions of the Board of Directors of Kahuna approving this Agreement; and

         (c) certificates from the Secretary of State of the State of Nevada to the effect that Kahuna is in good standing in such State.

         7.2 Truth of Representations and Warranties. The representations and warranties of Kahuna contained in this Agreement shall be true and correct on and as of the Closing with the same effect as though such representations and warranties had been made on and as of such date, and Kahuna shall have delivered to SNS a certificate, dated as of the Closing, to such effect.


                                    ARTICLE 8
         SURVIVAL OF REPRESENTATIONS; REMEDIES

         8.1 Survival of Covenants and Agreements. The respective representations, warranties, covenants and agreements of the Shareholder, SNS and Kahuna contained in this Agreement, or any Schedule attached hereto or any agreement or document delivered pursuant to this Agreement shall survive for a period of twelve months from the consummation of the transactions contemplated hereby; provided, however, that the representations, warranties and agreements made with regard to taxes and ERISA matters shall survive until the applicable statutes of limitations have expired; and provided further, however, that with respect to any covenant, term or provision to be performed hereunder or in any of the Schedules hereto or any documents or agreements delivered hereunder, the right of indemnification under this Article 8 shall survive until such covenant, term or provision has been fully paid, performed or discharged.

         8.2 Remedies. If within one year from the date of this Agreement, Kahuna determines that any of the representations and warranties of SNS or the Shareholder were incorrect or untrue at the time they were made and such misrepresentation causes material harm to Kahuna as determined by Kahuna's Board of Directors, Kahuna shall have the right to seek legal and equitable against SNS and the Shareholder (in his individual capacity) and the right to set off against the 1,000,000 shares of Kahuna Stock received by Shareholder pursuant to
Article 1 hereof, which amount shall be determined in the sole discretion of the Board of Directors of Kahuna.


                                    ARTICLE 9
         MISCELLANEOUS

         9.1 Knowledge of the Shareholder, SNS or Kahuna. Where any representation or warranty contained in this Agreement is expressly qualified by reference to the knowledge, information and belief of the Shareholder, SNS or Kahuna, as the case may be, confirm that they have made due and diligent inquiry as to the matters that are the subject of such representations and warranties.

         9.2 Expenses. Except as otherwise provided for herein, the parties hereto shall pay all of their own expenses relating to the transactions contemplated by this Agreement, including, without limitation, the fees and expenses of their respective counsel and financial advisers.

         8.3 Governing Law. The interpretation and construction of this Agreement, and all matters relating hereto, shall be governed by the laws of the State of Texas applicable to agreements executed and to be performed solely within such State without regard to conflicts of laws.

         9.4 Jurisdiction. Any judicial proceeding brought against any of the parties to this Agreement on any dispute arising out of this Agreement or any matter related hereto may be brought in the courts of the State of Texas, or in the United States District Court for the Texas area, and, by execution and delivery of this Agreement, each of the parties to this Agreement accepts the exclusive jurisdiction of such courts, and irrevocably agrees to be bound by any judgment rendered thereby in connection with this Agreement. The prevailing party or parties in any such litigation shall be entitled to receive from the losing party or parties all costs and expenses, including reasonable counsel fees, incurred by the prevailing party or parties.

         9.5 Captions. The Article and Section captions used herein for reference purposes only, and shall not in any way affect the meaning or interpretation of this Agreement.

         9.6 Publicity. Except as otherwise required by law, none of the parties hereto shall issue any press release or make any other public statement, in each case relating to, connected with or arising out of this Agreement or the matters contained herein, without obtaining the prior approval of Kahuna and SNS to the contents and the manner of presentation and publication thereof. The parties hereto agree that the execution of this Agreement requires the release of information to the financial press concerning this acquisition and accordingly agree to promptly issue a press release mutually acceptable to SNS and Kahuna and to file a Form 8-K report with the Securities and Exchange Commission containing this agreement and all exhibits and schedules hereto.

         9.7 Notices. Any notice or other communication required or permitted hereunder shall be deemed sufficiently given when delivered in person, one business day after delivery to a reputable overnight carrier, four business days if delivered by registered or certified mail, postage prepaid or when sent by telecopy with a copy following by hand or overnight carrier or mailed, certified or registered mail, postage prepaid, addressed as follows:

         If to SNS:

                  Simple Network Solutions, Inc.
                  13250 Overlook Court
                  Conroe, Texas 77302
                  Attn: Todd Simmons


         If to Kahuna:

                  Joe E. Grace, President
                  6371 Richmond Ave., Suite 200
                  Houston, Texas 77057

         With a copy to:

                  Thomas Pritchard
                  Brewer and Pritchard, P.C.
                  Three Riverway, 18th Floor
                  Houston, Texas 77056

         9.8 Parties in Interest. This Agreement may not be transferred, assigned, pledged or hypothecated by any party hereto, other than by operation of law. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors and assigns.

         9.9 Counterparts. This Agreement may be executed in two or more counterparts, all of which taken together shall constitute one instrument.

         9.10 Entire Agreement. This Agreement, including the Schedules hereto and the other documents referred to herein which form a part hereof, contain the entire understanding of the parties hereto with respect to the subject matter contained herein and therein. This Agreement supersedes all prior agreements and understandings between the parties with respect to such subject matter.

         9.11 Amendments. This Agreement may not be changed orally, but only by an agreement in writing signed by Kahuna, the Shareholder and SNS.

         9.12 Severability. In case any provision in this Agreement shall be held invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions hereof will not in any way be affected or impaired thereby.

         9.13 Third Party Beneficiaries. Each party hereto intends that this Agreement shall not benefit or create any right or cause of action in or on behalf of any Person other than the parties hereof.

         9.14 Cooperation After Closing. From and after Closing, each of the parties hereto shall execute such documents and other papers and take such further actions as may be reasonably required or desirable to carry out the provisions hereof and the transactions contemplated hereby.

         IN WITNESS WHEREOF, each of Kahuna, the Shareholder and SNS have executed this Agreement, all as of the day and year first above written.

                          KAHUNA NETWORK SECURITY, INC.



                          By:
                              -----------------------------
                              Joe Grace, President


                         SIMPLE NETWORK SOLUTIONS, INC.



                        By:
                            ----------------------------------
                          Todd Simmons, President

THE SHAREHOLDER:



By:
   ------------------------------------------------
     Todd Simmons





                                                                       71







EXHIBIT 14G - Revolving Credit Agreement - Superior Protection , Inc. and Kahuna
------------------------------------------------------------------------------

                           REVOLVING CREDIT AGREEMENT

1. Parties.

         A. John F. Heard, Jr., and Superior Protection, Inc. (collectively known as the "Maker") and B. Kahuna Network Security, Inc. a Nevada corporation ("Payee").

2.                Revolving Credit Facility ("Agreement").

A. Payee agrees to advance up to $500,000.00 of which $100,000.00 is advanced herewith as evidenced by a Promissory Note attached as Exhibit "A" and a Security Agreement attached as Exhibit "B".
B. Additional advances shall be made within a one year period as determined by Maker which determination should be documented and presented to Payee for its approval.
C.                The Agreement will terminate on March 17, 2005.

3.                Other Terms and Conditions.

A. ALL PAYMENTS of interest will be computed on the per annum basis of a year of 360 days and for the actual number of days elapsed unless such calculation would result in a usurious rate, in which case interest will be calculated on the per annum basis of a year of 365 or 366 days, as the case may be.

B. THE UNPAID principal balance that may be advanced under this Agreement at the request of Maker may not exceed the sum of
FIVE HUNDRED THOUSAND ($500,000).

C. Maker waives demand, presentment for payment, notice of dishonor, notice of nonpayment, protest, notice of protest, notice of intent to accelerate, notice of intent to foreclose, notice of acceleration and all other notices, filing of suit and diligence in collection of this note or enforcing any of the security for this note.

D. Maker waives its right to prepay any funds advanced under this the Agreement.

E. THIS NOTE and the other Loan Documents set forth the entire agreement of the parties. This note shall be governed by, enforced, and construed under and in accordance with the laws of the State of Texas without regard to any conflict of law provisions thereof. Any action brought by any party to this note may be brought only in the state or federal courts located in Harris County, Texas, and in no other place unless all the parties expressly agree in writing to waive this requirement. Each party to this note consents to jurisdiction in that location.

F. PAYEE, Maker and all other liable parties intend to conform to and contract in strict compliance with applicable usury law from time to time in effect. All agreements between Payee, Maker and all other liable parties are limited by the provisions of this paragraph, which override and control all such agreements, whether now existing or hereafter arising and whether written or oral. In no way, nor in any event or contingency, will the interest contracted for, charged or received under this note or otherwise, exceed the Maximum Rate. The "Maximum Rate" means the maximum non-usurious rate of interest per annum permitted by whichever of applicable laws of the United States of America or
                  Texas permit the higher interest rate, including to the extent permitted by applicable laws, any future amendments of such laws or any new laws coming into effect in the future to the extent a higher rate of interest is permitted by any such amendment or new law. The Maximum Rate will be applied by taking into account all amounts characterized by applicable law as interest on the debt evidenced by this note, so that the aggregate of all interest does not exceed the maximum non-usurious amount permitted by applicable law. If, from any possible construction of any document, interest would otherwise be payable in excess of the Maximum Rate, any such construction is subject to the provisions of this paragraph and such document is automatically reformed and the interest payable is automatically reduced to the Maximum Rate, without the necessity of execution of any amendment or new document. If Payee ever receives anything of value that is characterized as interest under applicable law and that would apart from this provision be in excess of the Maximum Rate, then an amount equal to the amount that would have been excessive interest will, without penalty, be applied to the reduction of the principal amount owing on the indebtedness evidenced by this note in the inverse order of its maturity and not to the payment of interest, or, at the option of
                  Payee, be refunded to Maker or the other payor thereof if and to the extent of such amount that would have been excessive exceeds such unpaid principal. All interest paid or agreed to be paid to Payee will, to the extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full stated term (including any renewal or extension) of such indebtedness so that the amount of interest or amount of such indebtedness does not exceed the maximum permitted by applicable law.







MAKER - Superior Protection, Inc.



By:  ___________________________________________
       John F. Heard, Jr., President

By:  ___________________________________________
       John F. Heard, Jr., Individually



PAYEE - Kahuna Network Security, Inc.


By:  ____________________________________________
       Joe Grace, President






EXHIBIT 14H - CODE OF ETHICS
------------------------------------------------

                          KAHUNA NETWORK SECURITY, INC.
                       CODE OF BUSINESS CONDUCT AND ETHICS

         The Board of Directors of Kahuna Network Security, Inc. (with its subsidiaries, the "Company") has adopted this code of conduct and ethics (this "Code") to:

|X|      promote honest and ethical conduct, including fair dealing and the ethical handling of conflicts of interest;

|X|      promote full, fair, accurate, timely, and understandable disclosure;

|X|      promote compliance with applicable laws and governmental rules and regulations;

|X|      ensure  the  protection  of the  Company's  legitimate  business interests,  including  corporate  opportunities,  assets and confidential information; and

|X|      deter wrongdoing.

         All directors, officers and employees of the Company are expected to be familiar with the Code and to adhere to those principles and procedures set forth in the Code that apply to them.

         For purposes of this Code, the "Code of Ethics Contact Person" will be different for various employees. For all directors and executive officers, the Code of Ethics Contact Person shall be the Company's Chief Financial Officer. For all other employees, the Code of Ethics Contact Person shall be the Company's Chief Executive Officer.

         From time to time, the Company may waive some provisions of this Code. Any waiver of the Code for executive officers or directors of the Company may be made only by the Board of Directors. Any waiver for other employees may be made only by the Chief Executive Officer.

I.       Honest and Candid Conduct

         Each director, officer and employee owes a duty to the Company to act with integrity. Integrity requires, among other things, being honest and candid. Deceit and subordination of principle are inconsistent with integrity.

         Each director, officer and employee must:

|X| Act with integrity, including being honest and candid while still maintaining the confidentiality of information where required or consistent with the Company's policies.

|X| Observe both the form and spirit of laws and governmental rules and regulations, accounting standards and Company policies.

|X|      Adhere to a high standard of business ethics.

II.      Conflicts of Interest

         A "conflict of interest" occurs when an individual's private interest interferes or appears to interfere with the interests of the Company. A conflict of interest can arise when a director, officer, or employee takes actions or has interests that may make it difficult to perform his or her Company work objectively and effectively. For example, a conflict of interest would arise if a director, officer, or employee, or a member or his or her family, receives improper personal benefits as a result of his or her position in the Company. Any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest should be discussed with the Code of Ethics Contact Person.

         Service to the Company should never be subordinated to personal gain and advantage. Conflicts of interest should, wherever possible, be avoided. In particular, clear conflict of interest situations involving directors, executive officers, and other employees who occupy supervisory positions may include the following:

|X|      any significant ownership interest in any material supplier or customer;

|X|      any consulting or employment relationship with any customer, supplier, or competitor;

|X|      the  receipt of  non-nominal  gifts or  excessive  entertainment from any  company  with  which the  Company  has  current or prospective business dealings;

|X|      being in the  position  of  supervising,  reviewing  or having any influence  on the job  evaluation,  pay, or benefit of any
                  immediate family member; and

|X| selling anything to the Company or buying anything from the Company, except on the same terms and conditions as comparable directors, officers, or employees are permitted to so purchase or sell.

         Such situations, if material, should always be discussed with the Code of Ethics Contact Person. Anything that would present a conflict for a director, officer, or employee would likely also present a conflict if it is related to a member of his or her family.

III.     Disclosure

         Each director, officer, or employee involved in the Company's disclosure process, including the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, the controller, and such other finance, accounting, tax or internal audit personnel as the Chief Executive Officer or Chief Financial Officer may from time to time designate (the "Senior Financial Officers"), is required to be familiar with and comply with the Company's disclosure controls and procedures and internal control over financial reporting, to the extent relevant to his or her area of responsibility, so that the Company's public reports and documents filed with the Securities and Exchange Commission ("SEC") comply in all material respects with the applicable federal securities laws and SEC rules. In addition, each such person having direct or supervisory authority regarding these SEC filings or the Company's other public communications concerning its general business, results, financial condition and prospects should, to the extent appropriate within his or her area of responsibility, consult with other Company officers and employees and take other appropriate steps regarding these disclosures with the goal of making full, fair, accurate, timely, and understandable disclosure.

         Each director, officer, or employee who is involved in the Company's disclosure process, including without limitation the Senior Financial Officers, must:

|X| Familiarize himself or herself with the disclosure requirements applicable to the Company as well as the business and financial operations of the Company.

|X| Not knowingly misrepresent, or cause others to misrepresent, facts about the Company to others, whether within or outside the Company, including to the Company's independent auditors, governmental regulators, and self-regulatory organizations.

|X| Properly review and critically analyze proposed disclosure for accuracy and completeness (or, where appropriate, delegate this task to others).

IV.      Compliance

         It is the Company's policy to comply with all applicable laws, rules, and regulations. It is the personal responsibility of each employee, officer, and director to adhere to the standards and restrictions imposed by those laws, rules, and regulations. In performing his or her duties, each employee, officer, and director will endeavor to comply, and take appropriate action within his or her areas of responsibility to cause the Company to comply, with applicable governmental laws, rules, and regulations and applicable rules and regulations of self-regulatory organizations.

         It is against Company policy and in many circumstances illegal for a director, officer, or employee to profit from undisclosed information relating to the Company or any other company. Any director, officer, or employee may not purchase or sell any of the Company's securities while in possession of material nonpublic information relating to the Company. Also, any director, officer, or employee may not purchase or sell securities of any other company while in possession of any material non-public information relating to that company.

         Any director, officer, or employee who is uncertain about the legal rules involving a purchase or sale of any Company securities or any securities in companies that he or she is familiar with by virtue of his or her work for the Company, should consult with the Code of Ethics Contact Person before making any such purchase or sale.

V.       Reporting and Accountability

         The Board of Directors and Audit Committee are responsible for applying this Code to specific situations in which questions are presented to it and has the authority to interpret this Code in any particular situation. Any director, officer, or employee who becomes aware of any existing or potential violation of this Code is required to notify the Code of Ethics Contact Person promptly. Failure to do so is itself a violation of this Code.

         Any questions relating to how this Code should be interpreted or applied should be addressed to the Code of Ethics Contact Person. A director, officer, or employee who is unsure of whether a situation violates this Code should discuss the situation with the Code of Ethics Contact Person to prevent possible misunderstandings and embarrassment at a later date.

         Each director, officer, or employee must:

|X| Notify the Code of Ethics Contact Person promptly of any existing or potential violation of this Code.

|X| Not retaliate against any other director, officer, or employee for reports of potential violations that are made in good faith.

         The Audit Committee or Chief Financial Officer shall take all action they consider appropriate to investigate any violations reported to them. If a violation has occurred, the Company will take such disciplinary or preventive action as it deems appropriate, after consultation with the Audit Committee, in the case of a director or executive officer, or Chief Financial Officer, in the case of any other employee.

         The Company will follow the following procedures in investigating and enforcing this Code, and in reporting on the Code:

|X| Violations and potential violations will be reported by the Code of Ethics Contact Person to the Audit Committee, in the case of a violation by a director or executive officer, or the Chief Financial Officer, in the case of a violation by any other employee, after appropriate investigation.

|X| The Audit Committee and the Chief Financial Officer will take all appropriate action to investigate any violations reported to them after appropriate investigation.

|X| If the Audit Committee and the Chief Financial Officer determines that a violation has occurred, they will inform the Board of Directors, in the case of a violation by a director or executive officer, or the Chief Executive Officer in the case of a violation by any other employee.

         Upon being notified that a violation has occurred, the Board of Directors or the Chief Executive Officer will take such disciplinary or preventive action as it deems appropriate, up to and including dismissal or, in the event of criminal or other serious violations of law, notification of appropriate governmental authorities.

         From time to time, the Company may waive some provisions of this Code. Any waiver of the Code for executive officers or directors of the Company may be made only by the Board of Directors. Any waiver for other employees may be made only by the Chief Financial Officer.

VI.      Corporate Opportunities

         Directors, officers, and employees owe a duty to the Company to advance the Company's business interests when the opportunity to do so arises. Directors, officers, and employees are prohibited from taking (or directing to a third party) a business opportunity that is discovered through the use of corporate property, information, or position, unless the Company has already been offered the opportunity and turned it down. More generally, directors, officers, and employees are prohibited from using corporate property, information, or position for personal gain and from competing with the Company. Sometimes the line between personal and Company benefits is difficult to draw, and sometimes there are both personal and Company benefits in certain activities. Directors, officers, and employees who intend to make use of Company property or services in a manner not solely for the benefit of the Company should consult beforehand with the Code of Ethics Contact Person.

VII.     Confidentiality

         In carrying out the Company's business, directors, officers, and employees often learn confidential or proprietary information about the Company, its customers, suppliers, or joint venture parties. Directors, officers, and employees must maintain the confidentiality of all information so entrusted to them, except when disclosure is authorized or legally mandated. Confidential or proprietary information of the Company, and of other companies, includes any non-public information that would be harmful to the relevant company or useful or helpful to competitors if disclosed.


VIII.    Fair Dealing

         We have a history of succeeding through honest business competition. We do not seek competitive advantages through illegal or unethical business practices. Each director, officer, and employee should endeavor to deal fairly with the Company's customers, service providers, suppliers, competitors, and employees. No director, officer, or employee should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any unfair dealing practice.

IX.      Protection and Proper Use of Company Assets

All directors, officers and employees should protect the Company's assets and ensure their efficient use. All Company assets should be used only for legitimate business purposes.








                                   SIGNATURES


KAHUNA NETWORK SECURITY, INC. FORMERLY COMPUTER AUTOMATION SYSTEMS, INC.


Date:             April 14, 2004

Signature:/s/ Joe Grace

                  JOE GRACE, PRESIDENT








                              FORM OF CERFITICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHAGE ACT OF 1934, AS AMENDED

CERTIFICATION

I, Joe Grace, certify that:

1. I have reviewed this annual report on Form 10-KSB of Kahuna Network Security, Inc. formerly, Computer Automation Systems, Inc.; 2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.
(d) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    /s/ Joe Grace
      --------------------------------------------------------
        Name:  Joe Grace
        Title: President








                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Kahuna Network Securities, Inc. formerly Computer Automation Systems, Inc. on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The Information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.




Date: April 14,2004             By  /s/ Joe Grace
           -----------                            -------------------------
                          Mr. Joe Grace, President and
                                                      Director



Date:    April 14, 2004         By  /s/ L Edward Parker
           ------------                           ------------------------
                                                      Mr. Edward Parker
                                      CEO, Director



Date:      April 14, 2004        By         /s/ Frank Neukomm
          ------------                           ------------------------
                                                     Mr. Frank Neukomm
                                                     CFO, Director