Form 10QSB
period 2004-03-31
COMPUTER AUTOMATION SYSTEMS INC
filed 2004-05-24
CIK 1085069

United States Securities Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB




[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004


[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHAGE ACT

                  For the transition period from              to
                                                 ------------    ------------


                          Kahuna network security, INC
                  (Formerly Computer Automation Systems, Inc.)
               (Exact Name of Registrant as Specified in Charter)


                                     Nevada
                         (State or Other Jurisdiction of
                         Incorporation or Organization)

               000-27419                                75-2749166
               ---------                                ----------
          (Commission File Number)          (I.R.S. Employer Identification No.)


                    9601 Katy Fwy, Suite 220, Houston, Texas, 77024
              (Address of principal executive offices including zip code)


                                  713-465-1001
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,942,807.

Transitional Small Business Disclosure Format (check one)  [ X ]  Yes     ] No


                  KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY


                                      Index




Consolidated Balance Sheets at March 31, 2004 (unaudited)
    and December 31, 2003                                                    2

Consolidated Statements of Operations
   for the three months ended March 31, 2004 and 2003                        3

Consolidated Statements of Cash Flows for the
   three months ended March 31, 2004 and 2003                                4

Notes to Interim Consolidated Financial Statements                           5



                  KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                     ASSETS

                                                                               March 31,           December 31,
                                                                                 2004                  2003
                                                                              (Unaudited)
                                                                           -----------------     ----------------
Cash in bank                                                               $        5,492         $          231
Restricted cash                                                                   190,000                 25,000
Note receivable                                                                   200,000                      -
                                                                           --------------         --------------

Total current assets                                                              395,492                 25,231

Advance                                                                            60,000                      -
                                                                           --------------         --------------

TOTAL ASSETS                                                               $      455,492         $       25,231
                                                                           ==============         ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $            -         $      164,782
   Accounts payable - related party                                                     -                 18,060
   Deposits on common stock                                                       500,000                 25,000
                                                                           --------------         --------------

Total current liabilities                                                         500,000                207,842

Contingencies

Shareholders' equity
  Preferred stock -- 1,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                                         -                      -
  Common stock - 200,000,000 shares authorized, $.001 par
     value; 29,942,807 & 11,448,619 shares issued and outstanding                  29,943                 11,449
  Additional paid-in capital                                                   27,010,168                600,913
  Accumulated Deficit                                                         (27,084,619)              (794,973)
                                                                           ---------------        ---------------

Total shareholders' equity                                                        (44,508)              (182,611)
                                                                           ---------------        ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $      455,492         $       25,231
                                                                           ==============         ==============

            See notes to interim consolidated financial statements.
                                        2



                  KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     2004              2003
                                                                                  (Unaudited)       (Unaudited)
                                                                                --------------   ----------------
General and administrative expenses                                             $  26,334,713    $       8,036
                                                                                 ------------     ------------

Operating loss                                                                    (26,334,713)          (8,036)

Forgiveness of debt                                                                    45,227                -

Other expenses                                                                           (161)               -
                                                                                -------------     ------------

(Net loss)                                                                      $ (26,289,647)   $      (8,036)
                                                                                ==============   =============

Loss per share - basic and diluted                                              $      (1.33)    $       (.001)
                                                                                ============     =============

Weighted average shares outstanding - basic
   and diluted                                                                     19,800,498        9,983,619
                                                                                 ============     ============

             See notes to interim consolidated financial statements.
                                        3

                  KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    2004                  2003
                                                                                 (Unaudited)           (Unaudited)
                                                                             -----------------       ---------------
Cash flows from operating activities
   Net loss                                                                  $ (26,289,646)          $       (8,036)
Adjustments to reconcile net income (loss) to cash
   used in operating activities:
   Forgiveness of debt                                                             (45,227)                       -
   Common stock for services                                                    26,303,699                        -
Changes in operating assets and liabilities:
   Deposits                                                                        (25,000)                       -
    Accounts payable                                                               (20,015)                   4,207
                                                                             --------------          --------------

       Net cash used in operating activities                                       (76,189)                  (3,829)

Cash flows from investing activities:
    Notes receivable - related party                                              (200,000)                       -
   Investment in related party                                                     (60,000)                       -
   Increase in restricted cash                                                    (165,000)                       -
                                                                             -------------           --------------

       Net cash used in investing activities                                      (425,000)                       -
                                                                             -------------           --------------

Cash flows from financing activities:
    Deposit of common stock                                                        500,000                        -
     Issuance of capital stock for cash                                              6,450                        -
    Contribution to capital                                                              -                    3,829
                                                                             -------------           --------------

       Net cash provided by financing activities                                   506,450                        -
                                                                             -------------           --------------

Net increase in cash                                                                 5,261                    3,829

Cash and cash equivalents, beginning of period                                         231                        -
                                                                             -------------           --------------

Cash and cash equivalents, end of period                                     $       5,492           $            -
                                                                             =============           ==============


Supplemental disclosures of cash flow information:

   Stock issued for debt                                                     $     117,600           $            -
                                                                             =============            =============

            See notes to interim consolidated financial statements.
                                        4


                  KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements
                             March 31, 2004 and 2003


1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements of Kahuna Network Security, Inc. and Subsidiary (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2003. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended March 31, 2004 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company transactions have been eliminated.


1.       NOTE RECEIVABLE

During the first quarter of 2004 Kahuna signed an agreement with Superior Protection, Inc. in which Kahuna agreed to loan up to $500,000 to the company. As of March 31, 2004, $200,000 was loaned to the company. The note has a one year term with interest at 6%. The collateral for this loan is 100 % of the issued and outstanding common shares of that company.



2.       ADVANCES

During the first quarter of 2004, Kahuna advanced $60,000 to Simple Network Solutions, Inc. The advances are due in one year bearing interest of 6%.


3.       COMMON STOCK

During the three months ending March 31, 2004, Kahuna received $500,000 for 2,500,000 shares of common stock. The stock and attached warrants are currently being printed and have not been issued as of the date of this filing. The stock is being carried as a deposit on common stock.

During the three months ending March 31, 2004, Kahuna issued 80,625 common shares for $6,450.

During the three months ending March 31, 2004 Kahuna issued 27,000,000 shares of common shares for services valued at $26,303,699, using the market price on February 3rd of $ 0.97 per share for valuation purposes.

During the three months ending March 31, 2004, Kahuna issued 120,000 shares of common stock as full payment of $156,327 worth of debt. The stock was valued at $117,600 resulting in a gain from forgiveness of debt of $38,727.


Item 2.

Plan of Operation.
 Kahuna Network Security, Inc. was reorganized as an acquisition vehicle in the network security and general security industries. After completion of the private placement in late March, management has concentrated on identifying attractive acquisition candidates in these industries and is currently in discussions with several companies. However, there can be no assurances made that any of these acquisitions will be consummated after appropriate due diligence.


Item 3.

Management's Discussion and Analysis Results of Operations and Financial
Condition

The Company had no revenues in 2004 and 2003. Gross profit margin of $6,499 is the result of a settlement with a trade creditor.

The Company incurred $54,515 of general and administrative expenses for the three months ended March 31, 2004 as compared with $5,272 for the same period in 2003. General and administrative expenses include $48,138 for common stock issued for outside services performed by independent contractors and certain officers and directors.

The Company had a net loss after taxes of ($48,000, or $0.002 per share), for the three months ended March 31, 2004; as compared with a net loss after income taxes of ($4,207, or $0.001 per share), for the three months ended March 31, 2003. The net loss was primarily due to Kahuna's start-up expenditures after completing the reverse merger on January 20, 2004.

At March 31, 2004, the Company had $195,491 of cash and cash equivalents.

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


KAHUNA NETWORK SECURITY, INC.


Date:             /s/ May 24, 2004


Signature:        /s/ Edward Parker
                  Edward Parker, Chief Executive Officer


                              FORM OF CERFITICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHAGE ACT OF 1934, AS AMENDED

CERTIFICATION

I, Edward Parker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Kahuna Network Security, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the

Evaluation Date:

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


Date: /s/ Edward Parker
        Name:  Edward Parker
        Title: Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kahuna Network Security, Inc. on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/  Edward Parker
Edward Parker, Chief Executive Officer
Dated:   May 24, 2004