Form 10QSB
period 2004-06-30
Kahuna Network Security, Inc.
filed 2004-08-23
CIK 1085069

United States Securities Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB




                [X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004


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


                                9601 Katy Freeway
                                    Suite 220
                                Houston, TX 77024
                    (Address of principal executive offices)

                                 (713) 465-1001
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,702,064.

Transitional Small Business Disclosure Format (check one)
[ X ]  Yes     [     ]  No


                  KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY


                                      Index




Consolidated Balance Sheets at June 30, 2004 (unaudited)
    and December 31, 2003                                                    2

Consolidated Statements of Operations (unaudited)
   For the periods ended June 30, 2004 and 2003                              3

Consolidated Statements of Cash Flows (unaudited) for the
   Periods ended June 30, 2004 and 2003                                      4

Notes to Interim Consolidated Financial Statements                           5





                          KAHUNA NETWORK SECURITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                               June 30,
                                                                                 2004              December 31,
                                                                              (Unaudited)              2003
Cash in bank                                                               $      137,461         $          231
Restricted cash                                                                         -                 25,000
Note receivable                                                                   200,000                      -
                                                                           --------------         --------------

Total current assets                                                              337,461                 25,231

Equipment, net of depreciation of $377 and $0                                      10,939                      -
                                                                           --------------          -------------

TOTAL ASSETS                                                               $      348,400         $       25,231
                                                                           ==============         ==============



                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                        $          274         $      164,782
   Accounts payable - related party                                                     -                 18,060
   Deposits on common stock                                                             -                 25,000
                                                                           --------------         --------------

Total current liabilities                                                                    274         207,842
                                                                           ---------------------  --------------

Contingencies

Shareholders' deficit
  Preferred stock -- 1,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                                         -                      -
  Common stock -- 200,000,000 shares authorized, $.001 par
     value; 35,702,064 and 11,448,619 shares issued and outstanding                35,702                 11,449
  Additional paid-in capital                                                   28,797,494                600,913
  Accumulated deficit                                                         (28,485,070)              (794,973)
                                                                           --------------         --------------

Total shareholders' equity (deficit)                                              348,126               (182,611)
                                                                           --------------         ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/DEFICIT                         $      348,400         $       25,231
                                                                           ==============         ==============




                          KAHUNA NETWORK SECURITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended June 30,          Six Months Ended June 30,
                                              ---------------------------          -------------------------
                                                 2004              2003              2004              2003
                                                 ----              ----              ----              ----

General and administrative expenses          $1,400,450       $       4,334      $ 27,736,991    $     8,540
Forgiveness of debt (income)                          -                 -                (46,894)         -
                                            -----------       -----------       ----------------      ------


Net loss                                   $ (1,400,450)      $    (4,334)      $ (27,690,097)   $      (8,540)
                                           =============      ============       =============    =============


Loss per share - basic and diluted                 $(.06)        $(.00)                $(1.14)           $(.00)
Weighted average shares outstanding - basic
   and diluted                               24,294,257        10,863,619          24,294,257       10,863,619
                                            ===========       ===========        ============     ============


                          KAHUNA NETWORK SECURITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                  2004                    2003
                                                                                  ----                    ----
Cash flows from operating activities
   Net loss                                                                  $ (27,690,097)          $       (8,540)
Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization                                                       377                        -
   Impairment of investment in Simple Network Solutions                             60,000                        -
   Forgiveness of debt                                                             (46,894)                       -
   Common stock for services                                                    27,618,451                        -
Changes in operating assets and liabilities:
   Deposits                                                                        (25,000)                       -
   Accounts payable                                                                (20,015)                  (1,494)
   Accrued liabilities                                                                 274                        -
                                                                              ------------            -------------

       Net cash (used in) operating activities                                       (102,904)               (10,034)
                                                                             ----------------        ---------------

Cash flows from investing activities
   Note receivable                                                                (200,000)                       -
   Investment in related party                                                     (60,000)                       -
   Decrease in restricted cash                                                      25,000                        -
   Capital expenditures                                                            (11,316)                       -
                                                                             --------------          --------------

       Net cash (used in) investing activities                                       (246,316)                    -
                                                                             ----------------        --------------

Cash flows from financing activities
   Stock repurchased                                                               (20,000)                       -
   Issuance of common stock for cash                                               506,450                   11,400
                                                                             -------------           --------------

Net cash provided by financing activities                                          486,450                   11,400
                                                                             -------------            -------------

Net increase in cash                                                               137,230                    1,366

Cash and cash equivalents, beginning of period                                         231                   (1,065)
                                                                             -------------             -------------

Cash and cash equivalents, end of period                                     $      137,461          $            301
                                                                             ==============          ================






                          KAHUNA NETWORK SECURITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Kahuna Network Security, Inc. and Subsidiary (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2003. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months and six months ended June 30, 2004 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company transactions have been eliminated.


NOTE 2 - NOTE RECEIVABLE

During the first quarter of 2004, Kahuna agreed to loan up to $500,000 to Superior Protection, Inc. As of June 30, 2004, $200,000 was loaned to Superior. The note has a one-year term with interest at 6%. The collateral for this loan is 100% of Superior's issued and outstanding common shares.


NOTE 3 - COMMON STOCK

In January 2004, Kahuna enacted a 4-to-1 reverse stock split. All share amounts shown have been restated for this event.

During the six months ending June 30, 2004, Kahuna sold 2,580,625 common shares for $506,450.

During the six months ending June 30, 2004, Kahuna issued 32,759,257 shares of common shares for services valued at $27,618,444, using the market price on various dates corresponding to the issue date for valuation purposes.

During the six months ending June 30, 2004, Kahuna issued 120,000 shares of common stock as full payment of $158,001 in accounts payable. The stock was valued at $120,848 resulting in a gain from forgiveness of debt of $40,394.


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

The Company continued its acquisition plan by signing a Letter of Intent with Rhode Island based Systems Resource Management (SRM) to acquire all the stock of that firm in a cash and convertible note transaction. SRM provides Information Technology and Project Management services to the Naval Undersea Warfare Command and was granted a new contract this spring to provide similar services to the Navy's Surface Warfare Command. Other customers include the State of Rhode Island, EDS, the New York Yacht Club and Prudential Properties.

The Company is seeking to finance this transaction through either a private placement of debt or equity or a combination thereof. Closing of the transaction is expected to be in the Third Quarter after SRM has completed audits of its financials.

In May of 2004, the Company rescinded the previously announced acquisition of Simple Network Solutions (SNS) as SNS was unable to provide required audited financials. The Company has written off the $60,000 investment it made in SNS.

Item 3.

Management's Discussion and Analysis Results of Operations and Financial
Condition

The Company had no revenues in 2004 and 2003. The Company incurred $1,402,113 general and administrative expenses for the three months ended June 30, 2004 as compared with $9,586 for the same period in 2003. General and administrative expenses include $1,318,695 for contracted services from the issuance of common stock during the three months ended June 30, 2004.

The Company had a net loss after taxes of ($27,690,097), or $1.14 per share), for the six months ended June 30, 2004; as compared with a net loss after income taxes of ($8,540, or $0.001 per share), for the same period in 2003. General and administrative expenses include $27,647,209 for contracted services incurred from issuance of common stock to outside consultants, certain officers, and board members during the six months ended June 30, 2004.

The Company had $137,461 of cash or cash equivalents at June 30, 2004.

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

PART II

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

We filed one Form 8-K during the period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, here unto duly authorized.


KAHUNA NETWORK SECURITY, INC.

Date:             /s/                                                  Date:    /s/
                  -----------------------------------                              -------------------------------


Signature:        /s/ Joe Grace                                                 /s/ Frank Neukomm
                  -------------                                                 -----------------
                  Joe Grace, President                                          Frank Neukomm, CFO

Exhibit 31.1

CERTIFICATION OF JOE GRACE
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB of Kahuna Network Security, Inc. and Subsidiary for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

1. We have reviewed this quarterly report on Form 10-QSB of Kahuna Network Security, Inc. and Subsidiary;

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and us are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and us have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: 8/20/2004                              Date: 8/20/2004
     ------------------------------             ------------------------------
      /s/ Frank Neukomm, CFO                     /s/   Joe Grace, President
      -----------------------------              ------------------------------


Exhibit 32.1

Certification  of Joe  Grace  & Frank  Neukomm  Pursuant  to 18  U.S.C.
Section  1350,  As  Adopted  Pursuant  to  Section  906 of the Sarbanes-Oxley
Act of 2002

I Joe Grace, President, and I Frank Neukomm, CFO, of Kahuna Network Security, Inc. and Subsidiary (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

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

Date: 8/20/2004                              Date: 8/20/2004
     ------------------------------             ------------------------------
      /s/ Frank Neukomm, CFO                     /s/   Joe Grace, President
      -----------------------------              ------------------------------