Form 10QSB
period 2004-09-30
American Security Resources Corp.
filed 2004-11-15
CIK 1085069

United States Securities Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB




            [X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004


[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from to
                               ----------------------    ----------------------

                        Commission File Number 000-27419

                     American Security Resources Corporation
                    (Formerly Kahuna Network Security, Inc.)
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
         (State or other jurisdiction of incorporation or organization)



                                   87-0446957
                        IRS Employer Identification No.


                                9601 Katy Freeway
                                    Suite 220
                                Houston, TX 77024
                    (Address of principal executive offices)

                                 (713) 465-1001
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,248,552.

Transitional Small Business Disclosure Format (check one)  [ X ]  Yes   [  ] No

             AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARY
              FORMERLY KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY


                                      Index


Consolidated Balance Sheets at September 30, 2004
     (unaudited) and December 31, 2003                                       2

Consolidated Statements of Operations (unaudited)
   For the periods ended September 30, 2004 and 2003                         3

Consolidated Statements of Cash Flows (unaudited) for the
   Periods ended September 30, 2004 and 2003                                 4

Notes to Interim Consolidated Financial Statements                           5



                     AMERICAN SECURITY RESOURCES CORPORATION
                    (formerly Kahuna Network Security, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                             September 30,
                                                                                 2004              December 31,
                                                                              (Unaudited)                   2003
Cash in bank                                                               $      101,341         $          231
Restricted cash                                                                         -                 25,000
Note receivable                                                                   200,000                      -
                                                                           --------------         --------------

Total current assets                                                              301,341                 25,231

Equipment, net of depreciation of $916 and $0                                      10,400                      -
                                                                           --------------          -------------

TOTAL ASSETS                                                               $      311,741         $       25,231
                                                                           ==============         ==============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $          274         $      164,782
   Accounts payable - related party                                                     -                 18,060
   Deposits on common stock                                                             -                 25,000
                                                                           --------------         --------------

Total current liabilities                                                                   274          207,842
                                                                           --------------------   --------------

Contingencies

Shareholders' equity
  Preferred stock -- 1,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                                         -                      -
  Common stock -- 200,000,000 shares authorized, $.001 par
     value; 35,248,552 and 11,448,619 shares issued and outstanding                35,249                 11,449
  Additional paid-in capital                                                   28,822,947                600,913
  Accumulated deficit                                                         (28,546,729)              (794,973)
                                                                           --------------         --------------

Total shareholders' equity (deficit)                                              311,467               (182,611)
                                                                           --------------         ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/DEFICIT                         $      311,741         $       25,231
                                                                           ==============         ==============




                     AMERICAN SECURITY RESOURCES CORPORATION
                    (formerly Kahuna Network Security, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                           --------------------------------     -------------------------------
                                                 2004              2003              2004              2003
                                                 ----              ----              ----              ----

General and administrative expenses             $61,658       $    (2,250)      $  27,738,649    $       6,291
Impairment of investment                              -                 -              60,000                -
Forgiveness of debt (income)                          -            (9,726)            (46,894)          (9,726)
                                            -----------       ------------      -------------    --------------


Net income / (loss)                        $    (61,658)      $    11,976       $ (27,751,755)   $       3,435
                                           =============      ===========        =============    ============


Loss per share - basic and diluted                $(.00)          $.00                 $(.93)          $.00
Weighted average shares outstanding - basic
   and diluted                               23,493,309        10,470,814          29,783,195       10,811,619
                                            ===========       ===========        ============     ============






                     AMERICAN SECURITY RESOURCES CORPORATION
                    (formerly Kahuna Network Security, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                  2004                    2003
                                                                                  ----                    ----
Cash flows from operating activities
   Net income (loss)                                                         $ (27,751,755)          $        3,435
Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization                                                       916                        -
   Impairment of investment in Simple Network Solutions                             60,000                        -
   Forgiveness of debt                                                             (46,894)                       -
   Common stock for services                                                    27,628,451                        -
Changes in operating assets and liabilities:
   Accounts payable                                                                ( 1,954)                 (14,970)
   Accounts payable - related party                                                (18,060)                       -
   Accrued liabilities                                                                 274                        -
                                                                              ------------            -------------

       Net cash (used in) operating activities                                       (129,022)               (11,535)
                                                                             ----------------        ---------------

Cash flows from investing activities
   Note receivable                                                                (200,000)                       -
   Investment in related party                                                     (60,000)                       -
   Capital expenditures                                                            (11,316)                       -
                                                                             --------------          --------------

       Net cash (used in) investing activities                                       (271,316)                    -
                                                                             ----------------        --------------

Cash flows from financing activities
   Proceeds from sale of common stock                                              541,450                   12,600
   Stock sale proceeds collected in prior period                                   (25,000)                       -
   Stock repurchased                                                               (40,000)                       -
                                                                             -------------           --------------

Net cash provided by financing activities                                          476,450                   12,600
                                                                             -------------            -------------

Net increase in cash                                                                76,110                    1,065

Cash and cash equivalents, beginning of period                                      25,231                   (1,065)
                                                                             -------------             -------------

Cash and cash equivalents, end of period                                     $      101,341          $                0
                                                                             ==============          ==================







                     AMERICAN SECURITY RESOURCES CORPORATION
                    (formerly Kahuna Network Security, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of American Security Recourses Corporation and Subsidiary have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with American Security's audited consolidated financial statements and notes thereto included in their Form 10-KSB for the year ended December 31, 2003. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results which can be expected for the entire year.


NOTE 2 - NOTE RECEIVABLE

During the first quarter of 2004, American Security agreed to loan up to $500,000 to Superior Protection, Inc. As of September 30, 2004, $200,000 was loaned to Superior. The note has a one-year term with interest at 6%. The collateral for this loan is 100% of Superior's issued and outstanding common shares.

A second loan was made during the first quarter of 2004 to Simple Network Solutions, Inc. This amount was written off in the second quarter of 2004.

NOTE 3 - COMMON STOCK

In January 2004, American Security enacted a 4-to-1 reverse stock split. All share amounts shown have been restated for this event.

During the nine months ending September 30, 2004, American Security sold 2,620,625 common shares for $541,450, and repurchased 40,000 shares for $40,000.

During the nine months ending September 30, 2004, American Security issued 30,189,284 shares of common shares for services valued at $27,626,784, using the market price on various dates corresponding to the issue date for valuation purposes, and canceled 503,512 shares for failure of consideration. During the three months ending September 30, American Security issued 50,000 shares to U.
S. Euro Securities, Inc. and valued at $10,000 as a fee for investment banking services.

During the nine months ending September 30, 2004, American Security issued 120,000 shares of common stock as full payment of $164,494 in accounts payable. The stock was valued at $117,600 resulting in a gain from forgiveness of debt of $46,894.

Item 2.

Plan of Operation.

In early 2004, American Security was reorganized as an acquisition vehicle in the network security and general security industries. After completion of the private placement in late March, we have concentrated on identifying attractive acquisition candidates in these industries and is currently in discussions with several companies. However, there can be no assurances made that any of these acquisitions will be consummated after appropriate due diligence.

We continued our acquisition plan by signing a Letter of Intent with Rhode Island based Systems Resource Management (SRM) to acquire all the stock of that firm in a cash and stock transaction. SRM provides Information Technology and Project Management services to the Naval Undersea Warfare Center and was granted a new contract this spring to provide similar services to the Navy's Surface Warfare Command. Other customers include the State of Rhode Island, EDS, the New York Yacht Club and Prudential Properties.

We are seeking to finance this transaction through either a private placement of debt or equity or a combination thereof. We expect closing to occur in December 2004.

In May of 2004, we rescinded the previously announced acquisition of Simple Network Solutions (SNS) as SNS was unable to provide required audited financials. We wrote off our early 2004 $60,000 investment in SNS.

In August of 2004, we received shareholder approval to change our name to American Security Resources Corporation to better reflect our focus on Homeland Security and National Defense companies. We now trade under the new name and symbol "ARSC" on the OTC Bulletin Board.

Item 3.

Management's Discussion and Analysis Results of Operations and Financial
Condition

We had no revenues in 2004 and 2003. We incurred $61,658 in general and administrative expenses for the three months ended September 30, 2004 as compared with $(2,250) for the same period in 2003.

We had a net loss of $27,751,755, or $.93 per share, for the nine months ended September 30, 2004; as compared with a net income of $3,435, or $0.00 per share, for the same period in 2003. General and administrative expenses include $27,628,451 for contracted services incurred from issuance of common stock to outside consultants, certain officers, and board members during the nine months ended September 30, 2004.

We had $101,341 of cash or cash equivalents at September 30, 2004.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by our in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, here unto duly authorized.


AMERICAN RESOURCE SECURITIES CORPORATION

Date:             /s/                                                  Date:    /s/
                  -----------------------------------                              -------------------------------


Signature:        /s/ Joe Grace                                                 /s/ Frank Neukomm
                  -------------                                                 -----------------
                  Joe Grace, President                                          Frank Neukomm, CFO

Exhibit 31.1

CERTIFICATION OF JOE GRACE
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB of American Security Resources Corporation and Subsidiary for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

1. We have reviewed this quarterly report on Form 10-QSB of American Security Resources Corporation and Subsidiary;

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

Date:/s/                                                               Date:/s/
     ------------------------------                                         ------------------------------
      /s/                                                                   /s/
Joe Grace, President
      -----------------------------                                         ------------------------------

Frank Neukomm, CFO

Exhibit 32.1

Certification  of Joe  Grace  & Frank  Neukomm  Pursuant  to 18  U.S.C.
Section  1350,  As  Adopted  Pursuant  to  Section  906 of the
Sarbanes-Oxley Act of 2002

I Joe Grace, President, and I Frank Neukomm, CFO, of American Security Resources Corporation and Subsidiary (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Quarterly Report on Form 10-QSB of the Company for the period ended September 30, 2003 (the "Report"), fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)); and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:                                       By:  /s/ Joe Grace                  By: /s/ Frank Neukomm
                                            Joe Grace                           Frank Neukomm
                                            President                           CFO