Form 10KSB
period 2004-12-31
American Security Resources Corp.
filed 2005-03-31
CIK 1085069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                COMMISSION FILE NUMBER 0-27419

                     AMERICAN SECURITY RESOURCES CORPORATION
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

 ------------------------------------------------------------------------------
                  Nevada                                  87-0446957
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

         9601 Katy Freeway, Suite 220       Houston, Texas            77024
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code: (713) 465-1001

                         (Former Name since last Report)

                          KAHUNA NETWORK SECURITY, INC.
                 9601 Katy Freeway, Suite 220, Houston, TX 77024

        Securities registered pursuant to Section 12(b) of the Act: None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:
                          $.001 Par Value Common Stock

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the fiscal year ended December 31, 2004, were $0.00.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of March 1, 2004, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $18,546,810.
         The Registrant's common stock outstanding as of March 1, 2004, was 35,849,977 shares.

  Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

                     AMERICAN SECURITY RESOURCES CORPORATION

                              INDEX TO FORM 10-KSB
                                December 31, 2004

                                                                                              Page No.
Part I        Item 1.      Description of Business                                                3
              Item 2.      Description of Property                                                6
              Item 3.      Legal Proceedings                                                      6
              Item 4.      Submission of Matters to a Vote of Security Holders                    6

Part II       Item 5.      Market for Common Equity and Related Stockholder Matters               7
              Item 6.      Management's Discussion and Analysis and Results of
                               Operations and Financial Condition                                 8
              Item 7.      Financial Statements                                                  11
              Item 8.      Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure                               21
              Item 8A.     Controls and Procedures                                               21

Part III      Item 9.      Directors, Executive Officers, Promoters and Control Persons,
                               Compliance with Section 16(a) of the Exchange Act                 21
              Item 10.     Executive Compensation                                                23
              Item 11.     Security Ownership of Certain Beneficial Owners and
                               Management                                                        24
              Item 12.     Certain Relationships and Related Party Transactions                  25
              Item 13.     Principal Accountant Fees and Services                                25

Part IV       Item 14.     Exhibits and Reports on Form 8-K                                      26
                           Exhibit 14A - Form of Warrant Agreement                               28
                           Exhibit 14B - Employment Agreement Joe Grace                          34
                           Exhibit 14H - Code of Ethics                                          37

         Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions:

         - changes in general economic and business conditions affecting security technology; - technical developments that make the Company's products or services obsolete; - changes in the Company's business strategies; - the level of demand for the Company's products or services; - the Company's ability to develop or maintain strategic relationships; and
-        global economic conditions.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-----------------------------------------------------
Overview

         AMERICAN SECURITY RESOURCES CORPORATION (the "Company" or "ASRC") is an acquisition vehicle seeking profitable, well-managed companies that have a product or service in the national defense or homeland security markets. The Company has identified several companies that match its acquisition criteria and has closed the paper work to acquire Rhode Island-based, defense project management and IT firm, Systems Resource Management, Inc. and is awaiting funding to complete this acquisition.

         The Company's Internet address is
http://www.americansecurityresources.com. Information contained on the Company's web site is not a part of this report. The Company's stock is traded on the OTC Bulletin Board under the symbol "ARSC."


Organizational History
------------------------------

         The Company, previously known as Computer Automation Systems, Inc., was reorganized and recapitalized by current management in 2004 changing its name, first to Kahuna Network Security, Inc. and in July, to American Security Resources Corporation with a business focus of acquiring companies in homeland security and national defense.


The Company's Products and Services
--------------------------------------------------
         The Company currently offers no products or services.


Employees
--------------
         As of December 31, 2004, the Company had two full-time employees. None of the Company's employees are covered by any collective bargaining agreements. Management believes that its relations with its employees are good and the Company has not experienced any work stoppages attributable to employee disagreements.


RISK FACTORS

Limited History
----------------------
         The Company is a startup with limited operating history and faces challenges typical of new businesses in highly competitive markets with many other providers of the same or essentially the same products and services.

Limited Revenue and Resources
-----------------------------------------
         The Company is seeking to acquire or start businesses, but there is no assurance that suitable opportunities will be found, or that the Company will be able to finance their purchase, or that the Company will be able profitably to operate any such business.

Limited Staff
-------------------
         The Company has two officers and a director charged with the responsibility of executing the Company's business strategy. Any death, injury or other incapacity of one or more of them could adversely affect the Company's ability to complete its business strategy.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------------------------------
         ASRC has leased approximately 1,800 square feet of office space at 9601 Katy Freeway, Ste 220, Houston, TX 77024, for approximately $2,100 per month until July 31, 2007. The Company believes this space will be sufficient for its needs for the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS
----------------------------------------------
         From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------------------------
         On July 2, 2004, the board of Directors adopted a resolution to change the Company's name to "American Security Resources Corporation". Holders of 21,880,000 shares (61.28%) approved the action by written consent on July 30, 2004. On August 3, 2004, the Company mailed an Information Statement giving notice of the name change to all shareholders.
                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
---------------------------------------------------------------------------

Market Information.
---------------------------
         The Company's common stock traded on the OTC Bulletin Board under the symbol "CASX" until Jan. 27, 2004, when it began trading under the symbol "KHNA" until August 30, 2004. The stock now trades on the OTC Bulletin Board under the symbol "ARSC". The market for the Company's common stock on the OTC Bulletin Board is limited, sporadic and highly volatile.

         The following quotations were provided by the OTC Bulletin Board for the Company's common stock for the last two years. The quotations represent inter-dealer prices and do not necessarily represent actual transactions. These quotations do not reflect dealer markups, markdowns or commissions.

Quarter ended:                                        High              Low
--------------                                        ----              ---
December 31, 2004                                    $0.55             $0.36
September 30, 2004                                   $0.69             $0.30
June 30, 2004                                        $0.75             $0.30
March 31, 2004                                       $1.10             $0.45

December 31, 2003                                    $0.26             $0.09
September 30, 2003                                   $0.20             $0.08
June 30, 2003                                        $0.07             $0.03
March 31, 2003                                       $0.07             $0.03


Holders
-----------
          The number of record holders of the Company's securities as of the date of this Report is approximately 305.

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

         On May 4, 2004, The Company issued 3 million shares to its CFO for services rendered. These shares were valued at $1,470,000.

         On March 12, 2004, ASRC completed the placement of 2.5 million Units, to a group of fifty-five accredited investors raising $500,000 in new equity for the Company. Each Unit consists of one share of restricted common stock and seven Warrants to purchase common stock at prices of $0.30, $0.40, $0.50, $0.60, $0.70, $0.80 and $0.90. The Warrants, designated A through G, are exercisable at the holder's discretion from the date of issue until their expiry on December 31, 2006, which period may be extended by the Board of Directors for up to 12 months.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------------------

Overview.
-------------
         Management spends the majority of its time reviewing business enterprises in the homeland security and national defense industries seeking appropriate candidates for acquisition by ASRC. To date the Company has completed the closing into escrow of the shares of Systems Resource Management, Inc. The Company will complete the transaction when it receives at least $1,500,000 from one other of its financing activities.

         The Company is in various stages of discussions or negotiations with a number of prospective acquisition candidates one or more of which may be acquired if the Company can arrange acceptable financing.

         The Company generated no substantive revenue in 2004, beyond the interest it earned on its bank deposits. Management believes that the cash it has on hand is sufficient to fund its operations for fiscal 2005.

         In February 2005, the Company received payment of its $200,000 note to Superior Protection Inc. in the form of $100,000 cash and the return of 500,000 shares of ASRC common stock with a minimum market value (bid) of $150,000. The shares which equal 1.4% of the Company's outstanding shares were cancelled.


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

Results of Operations.
-----------------------------
         The Company had no revenue during the calendar years ended December 31, 2004 and 2003.

         The Company had no gross profit during the calendar years 2004 and 2003. General and administrative expenses were $28,212,741 and $30,784 for the calendar years ended December 31, 2004 and 2003 respectively. Principal general and administrative expenses included contracted services ($27,970,598 and $19,087, respectively); legal expenses ($25,753 and $7,862, respectively); payroll ($105,164 and $0 respectively); and bad debts ($60,000 and $0, respectively).

         The Company had a net operating loss for the years ended December 31, 2004 and 2003.

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

         The Company did not generate any cash flow from operating activities during 2004 and 2003. The Company had cash assets of $37,852 and $25,231 as of December 31, 2004 and 2003 respectively.

         The net change in cash position for 2004 is due primarily from settling trade accounts payable and issuance of stock.

         Management does not believe that SFAS No's 131 and 133 regarding segment reporting and derivatives, respectively, will have any impact on the Company's financial condition and operations.

                          ITEM 7 - FINANCIAL STATEMENTS


        AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARY, FORMERLY
                  KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                             Page
Report of Independent Certified Public Accountants.............................................................3

Financial Statements

   Consolidated Balance Sheets at December 31, 2004 and 2003...................................................4

   Consolidated Statements of Operations for the years ended
    December 31, 2004 and 2003.................................................................................5

   Consolidated Statement of Shareholders' Equity for the years ended December 31, 2004 and 2003............................................................................6

   Consolidated Statements of Cash Flows for the years ended
   December 31, 2004 and 2003..................................................................................7

   Notes to Consolidated Financial Statements..................................................................8


         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of American Security Resources Corporation
(formerly Kahuna Network Security, Inc. and Subsidiary)
Houston, Texas

We have audited the accompanying consolidated balance sheet of American Security Resources Corporation formerly, Kahuna Network Security, Inc., as of December 31, 2004, and the related consolidated statements of expenses, shareholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Security Resources Corporation as of December 31, 2004, and the consolidated results of their operations and cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that American Security Resources Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, American Security Resources Corporation suffered losses from operations since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 29, 2005

                See summary of accounting policies and notes to
                       consolidated financial statements.
                                       4


        AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARY, FORMERLY
                  KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                                     ASSETS

                                                                                                   2004
    Cash in bank                                                                               $     37,852
    Note receivable                                                                                 100,000
                                                                                               ------------

    Total Current Assets                                                                            137,852

    Equipment (net of deprecation of $1,481)                                                          9,834
                                                                                               ------------


    Total Assets                                                                               $    147,687
                                                                                               ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                           $      3,400
    Other current liabilities                                                                        54,929
                                                                                               ------------

    Total current liabilities                                                                        58,329
                                                                                               ------------

    Contingencies                                                                                         -

Shareholders' deficit:
    Preferred stock - 1,000,000 shares authorized; $.001 par
      value; no shares issued or outstanding                                                              -
    Common stock - 200,000,000 shares authorized; $.001 par
      value; 35,844,977 & 11,448,619 shares issued and outstanding
      at December 31, 2004 and 2003, respectively                                                    35,320
    Additional paid-in capital                                                                   28,936,603
    Accumulated deficit                                                                         (28,882,566)
                                                                                               -------------

Total shareholders' equity                                                                           89,357
                                                                                               ------------

Total liabilities and shareholders' equity                                                     $    147,686
                                                                                               ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                        7


        AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARY, FORMERLY
                  KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,



                                                                           2004                      2003
                                                                       -------------             ------------
General and administrative expenses                                    $  28,035,760             $     22,587

Impairment of investment                                                      60,000                        -

Forgiveness of debt income                                                    (8,167)                       -
                                                                       --------------            ------------

Operating loss                                                         $ (28,087,593)            $    (22,587)
                                                                        =============             ============


Loss per common share - basic and diluted                              $       (.90)             $       (.00)
                                                                       =============             =============

Weighted average shares outstanding - basic and diluted                   31,284,330                9,544,288
                                                                       =============             ============




        AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARY, FORMERLY
                  KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 For the years ended December 31, 2004 and 2003


                                                              Common Stock             Retained
                                                          Shares           Amount          Deficit         Total
Balances at December 31, 2002                          2,495,905      $579,534       $   (772,386)   $  (192,852)

   Shares issued for:

     - cash                                              182,000          18,088                -         18,088

     - director services                                 120,000           9,600                -          9,600

     - services                                           64,250           5,140                -          5,140

   Net loss                                                    -                     -                   (22,587)          (22,587)
                                                   -------------     ----------------------------    ------------  ----------------

Balances at December 31, 2003                          2,862,155         612,362         (794,973)     (182,611)

   Shares issued for:

     - cash                                            2,755,625         541,450                -        541,450

     - debt                                              752,168         158,042                -        158,042

     - director services                              12,600,000     10,820,000      -               10,820,000

     - services                                       16,813,604     16,980,069      -               16,980,069

     - investment                                        236,425               -                -              -

   Shares repurchased for note
     receivable and canceled                            (500,000)       (100,000)               -       (100,000)

   Shares re-purchased                                  (200,000)        (40,000)               -        (40,000)

   Net loss                                                    -                    -                 (28,087,593)
                                                   -------------     ----------------------------   -------------- --------
(28,087,593)

Balances at December 31, 2004                         35,319,977      28,971,923    $ (28,882,566) $        89,357
                                                   =============                    ============== ===============

Less:  par                                                                35,320
                                                                 ---------------

Additional paid in capital                                         $28,936,603
                                                                   ===========

        AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARY, FORMERLY
                  KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

                                                                               2004                     2003
                                                                           ------------             -----------
Cash flows from operating activities
    Net loss                                                               $(28,087,593)            $   (22,587)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                             1,481                       -
        Impairment of investment in Simple Network Solutions                     60,000                       -
        Forgiveness of debt income                                               (8,167)                      -
Common stock for services                                                    27,800,069                   14,740
Changes in operating assets and liabilities:
        Accounts payable                                                        (13,233)                (10,010)
          Accrued liabilities                                                    54,929                       -
                                                                           ------------             -----------

          Net cash used in operating activities                                (192,514)                (17,857)
                                                                           ------------             -----------

Cash flows from investing activities
    Note receivable                                                            (200,000)                      -
    Investment in Simple Network Solutions                                      (60,000)                      -
    Purchases of property and equipment                                         (11,315)                      -
                                                                           -------------            -----------

Net cash used in investing activities                                          (271,315)                      -
                                                                           -------------            -----------

Cash flows from financing activities
    Proceeds from sale of common stock                                          541,450                  18,088
    Repurchase of common stock                                                  (40,000)                      -
                                                                           ------------             -----------

    Net cash provided by financing activities                                   501,450                  18,088
                                                                           ------------             -----------

Net change in cash and cash equivalents                                          37,621                     231

Cash and cash equivalents, beginning of year                                        231                       -
                                                                           ------------             -----------

Cash and cash equivalents, end of year                                     $     37,852             $       231
                                                                           ============             ===========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                 $        549             $         -

Schedule of non-cash investing and financing transactions
    Stock issued for debt                                                  $    158,042             $         -
    Note receivable exchanged for return of common stock                        100,000                       -


        AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARY, FORMERLY
                  KAHUNA NETWORK SECURITY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Kahuna Network Security, Inc. ("Kahuna") was incorporated in Nevada. Its wholly owned subsidiary CASI-Texas was a Texas corporation incorporated on February 13, 1998 that designed and manufactured custom rack mount and industrial computer applications for the telecom and other high tech industries.

On July 2, 2004, Kahuna's Board of Directors adopted resolutions to change the name to American Security Resources Corporation, ("ASRC"), increase the total number of authorized shares of common stock from 15,000,000 to 200,000,000, to decrease the number of authorized shares of preferred stock from 5,000,000 to 1,000,000 and approved a 1 for 4 reverse stock split. All share and per share amounts have been restated for the split.

Basis of presentation. The consolidated financial statements include the accounts of Kahuna and its wholly-owned subsidiary. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, ASRC considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. ASRC recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the services are performed. There were no revenues for 2004 and 2003.

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated at five years.

Impairment of Long-Lived Assets. ASRC reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. ASRC assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Income taxes. ASRC recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. ASRC provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock Compensation. ASRC adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No.
123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. ASRC applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in ASRC financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided. There were no options granted or outstanding during 2004 and 2003 to employees.

Recently issued accounting pronouncements. In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While ASRC has not issued options to employees recently, it may do so in the future. The adoption of this new accounting pronouncement is not expected to have a material impact on the consolidated financial statements of ASRC during the calendar year 2006.

ASRC does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $28,087,593 and $22,587 in the year 2004 and 2003, respectively. This condition creates an uncertainty as to ASRC's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking expanding homeland security market by acquiring Superior Protection Inc. ("Superior") and Systems Resource Management, Inc. The consolidated financial statements do not include any adjustments that might be necessary if ASRC is unable to continue as a going concern.

NOTE 3 - NOTE RECEIVABLE

During the first quarter of 2004 ASRC agreed to loan up to $500,000 to Superior Protection, Inc. During March 2004, $200,000 was loaned to Superior. In December 2004, ASRC agreed to accept 7,500 shares of Superior's preferred stock for a $100,000 reduction of the $200,000 note receivable. ASRC then exchanged the 7,500 shares of Superior's preferred stock for the return of 500,000 shares of ASRC's common stock held by a principal of Superior. The remaining $100,000 is due in March 2005, bears interest of 6% and is secured by 100 % of the issued and outstanding common shares of Superior.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004:

                  Description                                         Life                         Amount
                  -----------------------                             -------                   ----------
                  Equipment                                           5 years                     $  4,988
                  Office furniture and equipment                      5 years                        6,327
                                                                                                ----------
                                                                                                    11,315
                  Less: accumulated depreciation                                                    (1,481)
                                                                                                ----------
                                                                                                   $ 9,834
                                                                                                    ======

Depreciation expense totaled $1,481 and $0 for the years December 31, 2004 and 2003, respectively.


NOTE 5 - COMMON STOCK

In January 2004, ASRC enacted a 4-to-1 reverse stock split. All share and per share amounts have been restated for the split.

In 2003, ASRC sold 182,000 shares of common stock for $18,088 cash, issued 120,000 shares of common stock to directors for services valued at the then market price totaling $9,600 and issued 64,250 shares of common stock to outsiders for services valued at the then market price totaling $5,140.

In 2004, ASRC sold 2,755,625 shares of common stock for $541,450 cash. 2,500,000 of the 2,755,625 were sold for $500,000 as units consisting of one share of common stock and seven warrants to purchase additional shares of common stock at a prices ranging from $0.30 to $0.90.

In 2004, ASRC issued 752,168 shares of common stock as full payment of $158,042 in accounts payable.

In 2004, ASRC issued 12,600,000 shares of common stock to directors for services valued at the then market price totaling $10,820,000 and issued 16,813,604 shares of common stock to outsiders for services valued at the then market price totaling $16,980,069.

In 2004, 236,425 shares were issued as a deposit on an acquisition. See note 10 for details.

In 2004, $100,000 of a note receivable due to ASRC was exchanged for the return of 500,000 shares of ASRC. See note 3 for details.

In 2004, ASRC repurchased 200,000 shares of its common stock for $40,000.


NOTE 6 - WARRANTS

In March of 2004, ASRC completed a private placement of 2.5 million Units consisting of one share of its common stock and seven warrants to purchase additional shares of common stock at a prices ranging from $0.30 to $0.90. The exercise period for these warrants expire on December 31, 2006.

Summary information regarding options is as follows:

                                                                                                 Weighted
                                                                                                 Average
                                                                              Warrants         Share Price
                                                                           --------------      --------------
Outstanding at
     December 31, 2003                                                                  -         $     -
Year ended December 31, 2004:
     Granted                                                                   17,500,000            0.60
                                                                           --------------        --------
Outstanding at
     December 31, 2004                                                         17,500,000          $ 0.60
                                                                                 ========           =====

Warrants outstanding and exercisable as of December 31, 2004:

                                                      - - Outstanding - -             Exercisable
                                             Number               Remaining           Number
              Exercise Price                  of Shares             life               of Shares
              --------------              -------------           ---------          ------------
                 $0.30                        2,500,000             2 years             2,500,000
                   0.40                       2,500,000             2 years             2,500,000
                   0.50                       2,500,000             2 years             2,500,000
                   0.60                       2,500,000             2 years             2,500,000
                   0.70                       2,500,000             2 years             2,500,000
                   0.80                       2,500,000             2 years             2,500,000
                   0.90                       2,500,000             2 years             2,500,000
                                         --------------                             -------------
                                             17,500,000                                17,500,000
                                               ========                                  ========

NOTE 7 - INCOME TAXES

ASRC uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2004 and 2003, ASRC incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $900,000 at December 31, 2004 and will expire in the years 2018 through 2024.

At December 31, 2004 deferred tax assets consisted of the following:

                                                                         2004
                                                                   ------------
                  Deferred tax assets                                 $300,000
                    Less:  valuation allowance                        (300,000)
                                                                   ------------
                  Net deferred tax asset                         $            -
                                                                   ============

NOTE 8 - LEASES

ASRC leased office space under an operating lease during 2004. The lease agreement provided for monthly rent of $2,100 to be paid on a month-to-month basis. Total rent expense was $13,382 and $18,060 during 2004 and 2003, respectively.


NOTE 9 - IMPAIRMENT OF INVESTMENT

During the first quarter of 2004, ASRC advanced $60,000 to Simple Network Solutions, Inc. ("Simple Network") in contemplation of acquiring Simple Network. Through due diligence, ASRC discovered that Simple Network was unauditable and impaired the investment in the second quarter of 2004.


NOTE 10 - INVESTMENT IN SYSTEMS RESOURCE MANAGEMENT, INC.

In September 2004 ASRC signed an agreement to acquire all of the issued and outstanding shares of Systems Resource Management, Inc. ("SRM") for $1,604,500. $1,500,000 is payable in cash at closing and the remaining $104,500 is payable in shares of ASRC's common stock. As of December 31, 2004, ASRC issued 236,425 shares of its common stock for the $104,500, but has not paid the $1,500,000 or received the shares of SRM. The 236,425 shares are being carried as a deposit recorded as a debit to stockholders equity pending funding to complete the transaction.

ITEM 8

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------------
None.

Item 8A.  Controls and Procedures.
----------------------------------------------
         The Company's Chief Executive Officer and Chief Financial Officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of December 31, 2004), that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective. As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2004.

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

                                                                        Date of
                                           Positions                Election or
Name                                          Held                  Designation
----                                          ----                  -----------
Mr. Joe Grace                             President                   12/5/03

Mr. Edward Parker                         CEO, Secretary     12/5/03( Resigned
                                                                    11/08/04)

Mr. Frank Neukomm                         CFO                        2/25/04
                                          Secretary                 11/08/04

Mr.Robert Farr                            Director                  10/27/04


 Business Experience
---------------------------
          Joe Grace (60), President, has an extensive background in finance and management. Mr. Grace has over 21 years of finance and banking experience including stints with Texas Commerce and Charter Banks. Mr. Grace has owned and operated four successful companies including businesses relating to network security monitoring, telecommunications and document digitization. Mr. Grace was President of an online data center company with customers that included 215 banks and over 160 hospitals nationwide. Mr. Grace is a former member of the Greater Houston Partnership CEO Roundtable. For the
 five years prior to joining ASRC, Mr. Grace was a contracted business consultant and managed family investments.


                Frank Neukomm (55), CFO, has an extensive background in finance, mergers and acquisitions, and sales and marketing.
Mr. Neukomm has served as a senior executive of brokerage and M & A companies, software companies and telecom companies. Mr. Neukomm has been instrumental in purchasing or starting companies in industries as diverse as insurance, consumer retail goods, industrial services and wireless telecommunications. Since 1995, Mr. Neukomm has served as President of NeuHaus Advisors, Inc., a consulting firm to the telecommunications industry.

         Robert Farr (57) has extensive Fortune 500 management experience in a variety of industries. His experience extends to domestic and international finance, marketing, manufacturing and distribution. He is the Principal of Creative Equity Strategies.

Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------

          Each of the Company's directors and executive officers filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on or about December 5, 2003, February 25, and November 2004. To the best knowledge of management, all reports required to be filed by members of management under Section 16(a) of the 1934 Act have been filed.
Item 10. Executive Compensation.
--------------------------------------------

Cash Compensation.
---------------------------

         As of December, 2004, there was one employment agreement in effect, which calls for cash compensation. Details of each follow.

- Mr. Joe Grace received 4,000,000 shares of restricted stock and is to receive a cash salary of $5,000 per month beginning in January of 2004.

Name              Year              Other Comp
Position          Period            Salary
-------------------------------------------------------------------------

Joe Grace           12/31/03           $0
CEO                 12/31/04      $28,500


L. Edward,          12/31/03           $0
Parker              11/08/04           $0
CEO, Secretary

Frank Neukomm       12/31/03           $0
CFO, Secretary      12/31/04      $24,000

Robert Farr            10/27/04                  $0
Director                               $0

         Except as set forth above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 2004 and 2003.

Compensation of Directors
------------------------------------
         Certain Directors were compensated with restricted stock during 2004 for attending meetings and for work performed. Total stock awarded was 3,100,000 shares.

Certain Transactions
----------------------------

         Pursuant to resolutions adopted by the Board of Directors in 2003, Mr. Grace was issued 4,000,000 shares of common stock and, Mr. Parker was issued 4,000,000 shares of common stock. These shares were issued on January 21, 2004.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------------------------------------------------------------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
----------------------------------------------------------------

         The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock, including stock options, outstanding as of the date of this Report, assuming 29,942,807 shares are outstanding:

                                Type of           No. of Shares      Percentage
    Name & Address             Ownership       Beneficially Owned*     of Class
-------------------------------------------------------------------------------
Mr. Joe Grace                    Personal                 3,750,000**   10.46%
9601 Katy Freeway
Suite 220
Houston, TX  77024

Mr. Edward Parker                Personal                4,000,000      13.36%
9601 Katy Freeway
Suite 220
Houston, TX  77024

Mr. Frank Neukomm                Personal             3,510,584***       9.79%
9601 Katy Freeway
Suite 220
Houston, TX  77024

Robert Farr                     Corporate                  100,000          0%


* Messrs Joe Grace and Edward Parker were issued 4,000,000 shares each on January 21, 2004 pursuant to the resolution adopted by the Board of Directors in December 2003. See Part III, Item 10 - "Compensation of Directors".

**Mr. Grace's share number includes 750,000 shares in his wife's name, Barbara Grace. Mr. Grace gifted 250,000 shares to his son J. Bradley Grace, who is of majority age and does not reside with him, and which shares are not included in the above table.

***Mr. Neukomm's share number includes 62,500 shares held by The Neukomm Children's Trust for which he is the trustee. Item 12. Certain Relationships and Related Transactions.
 -----------------------------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company and any director, executive officer, five percent stockholder or associate of any of these persons.

Item 13. Principal Accountant Fees and Services
--------------------------------------------------------------

AUDIT FEES

Malone & Bailey were our auditors for the fiscal years ended December 31, 2004 and 2003.

AUDIT FEES

For their audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-Q, Malone & Bailey billed us a total of $7,610 for the fiscal year ended December 31, 2004 and $8,200 for the fiscal year ended December 31, 2003.

TAX FEES

For their review of tax matters, John A. Wilkinson, P.C. billed us a total of $1,850 in 2004 and $3,717 in 2003.

ALL OTHER FEES

John A. Wilkinson, P.C. billed us $ 2,400 related to general accounting services and quarterly filings of Form 10-QSB.

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

                                     PART IV

Item 14. Exhibits and Reports on Form 8-K.
---------------------------------------------------------
         Reports on Form 8-K.
--------------------------------------

             Form 8-K      Name Change July, 2004
                           Change of Directors October, 2004


Exhibits*

          (i)

         Registration Statement on Form 10-SB, as amended, previously filed with the Securities and Exchange Commission**.


         Initial Articles of Incorporation filed in the State of Utah.**

         Initial Articles of Incorporation filed in the State of Nevada.**

         Articles of Merger to change the Company's domicile filed in the State of Utah and Nevada and effecting a one for four reverse split of the outstanding securities of The Company.**

         Certificate of Amendment changing the name of the Company to AMERICAN SECURITY RESOURCES CORPORATION in the State of Nevada.**

         By-Laws**

         Calculation of Weighted Average Shares**

         Subsidiaries**

         Financial Data Schedule.**

Exhibit
Number     Description
------    ---------------

14A      Form of Warrant Agreement

14B      Employment Agreement - Joe Grace

14F      Exchange Agreement - ASRC and SNS

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



EXHIBIT 14A - Form of Warrant Agreement
-----------------------------------------------------------

                     AMERICAN SECURITY RESOURCES CORPORATION

                                WARRANT AGREEMENT



         AMERICAN SECURITY RESOURCES CORPORATION, a Nevada corporation (the "Company") (formerly known as Computer Automation Systems, Inc.), for value received, hereby agrees to issue a Class A warrant entitling you to purchase the shares of the Company's common stock (the "Common Stock") set forth on the signature page hereof (each such instrument being hereinafter referred to as a "Warrant, "Warrants: or "Warrant Agreement"). The Warrants will be issued in consideration of an investment in the Company by you. The number of shares of Common Stock purchasable upon exercise of the Warrants is subject to adjustment as provided in Section 5 below. The Warrants will be exercisable by each you or any other Warrant holder (as defined below) as to all or any lesser number of shares of Common Stock covered thereby, at an initial Purchase Price of $.30 per share, subject to adjustment as provided in Section 5 below, for the exercise period defined in Section 3(a) below. The term "Warrant holder" refers to each person whose name appears on the signature page of this agreement and any transferee or transferees of any of them permitted by Section 2(a) below. Such term, when used in this Warrant Agreement in reference to or in the context of a person who holds or owns shares of Common Stock issued upon exercise of a Warrant, refers where appropriate to such person who holds or owns such shares of Common Stock.

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


4. Delivery of Stock Certificates on Exercise.

         Any exercise of the Warrants pursuant to Section 3 shall be deemed to have been effected immediately prior to the close of business on the date on which the Warrants together with the subscription form and the payment for the aggregate Purchase Price shall have been received by the Company. At such time, the person or persons in whose name or names any certificate or certificates representing the Shares or Other Securities (as defined below) shall be issuable upon such exercise shall be deemed to have become the holder or holders of record of the Shares or Other Securities so purchased. As soon as practicable after the exercise of any Warrant in full or in part, and in any event within 10 days thereafter, the Company at its expense (including the payment by it of any applicable issue taxes) will cause to be issued in the name of, and delivered to the purchasing Warrant holder, a certificate or certificates representing the number of fully paid and non-assessable shares of Common Stock or Other Securities to which such Warrant holder shall be entitled upon such exercise, plus in lieu of any fractional share to which such Warrant holder would otherwise be entitled, cash in an amount determined pursuant to Section 6(h), together with any other stock or other securities and property (including cash, where applicable). The term "Other Securities" refers to any stock (other than Common Stock), other securities or assets (including cash) of the Company or any other person (corporate or otherwise) which the holders of the Warrants at any time shall be entitled to receive, or shall have received, upon the exercise of the Warrants, in lieu of or in addition to Common Stock, or which at any time shall be issuable or shall have been issued in exchange for or in replacement of Common Stock or Other Securities pursuant to Section 5 below or otherwise.

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

(d) In case of any capital reorganization of the Company, or of any reclassification of the Common Stock (other than a reclassification of the Common Stock referred to in subsection (a) of this Section 5), or in the case of the consolidation of the Company with or the merger of the Company into any other corporation or of the sale, transfer, or lease of the properties and assets of the Company as, or substantially as, an entirety to any other corporation, each Warrant shall after such capital reorganization, reclassification of the Common Stock, consolidation, merger, sale, transfer, or lease be exercisable, upon the terms and conditions specified in this Agreement, for the number of shares of stock or other securities, assets, or cash to which a holder of the number of shares of Common Stock purchasable (at the time of such capital reorganization, reclassification of shares, consolidation, merger, sale, transfer, or lease) upon exercise of such Warrant would have been entitled upon such capital reorganization, reclassification of the Common Stock, consolidation, merger, sale, transfer, or lease; and in any such case, if necessary, the provisions set forth in this Section 5 with respect to the rights and interests thereafter of the holders of the Warrants shall be appropriately adjusted so as to be applicable, as nearly as may reasonably be, to any shares of stock or other securities, assets, or cash thereafter deliverable upon the exercise of the Warrants. The subdivision or combination of the Common Stock at any time outstanding into a greater or lesser number of shares shall not be deemed to be a reclassification of the Common Stock for the purposes of this paragraph. The Company shall not effect any such consolidation, merger, transfer, or lease, unless prior to or simultaneously with the consummation thereof, the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing, receiving, or leasing such assets or other appropriate corporation or entity shall assume, by written instrument executed and delivered to the Warrant holder, the obligation to deliver to the Warrant holder such shares of stock, securities, or assets as, in accordance with the foregoing provisions, such holders may be entitled to purchase, and to perform the other obligations of the Company under this Warrant Agreement.

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

                 AMERICAN SECURITY RESOURCES CORPORATION


                 By: ___________________________________
                      L. EDWARD PARKER,  CEO

                Dated:_________________________________

The above Warrant Agreement is confirmed as of the date hereof.
(to be Witnesses by AMERICAN SECURITY RESOURCES CORPORATION)


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

Witness



Witness

EXHIBIT 14H - CODE OF ETHICS
------------------------------------------------

                     AMERICAN SECURITY RESOURCES CORPORATION
                       CODE OF BUSINESS CONDUCT AND ETHICS

         The Board of Directors of AMERICAN SECURITY RESOURCES CORPORATION (with its subsidiaries, the "Company") has adopted this code of conduct and ethics (this "Code") to:

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

                                   SIGNATURES


                    AMERICAN SECURITY RESOURCES CORPORATION
                   FORMERLY COMPUTER AUTOMATION SYSTEMS, INC.


Date:             March 31, 2005

Signature:/s/ Joe Grace

                  JOE GRACE, PRESIDENT

                              FORM OF CERFITICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHAGE ACT OF 1934, AS AMENDED

CERTIFICATION

I, Joe Grace, certify that:

1. I have reviewed this annual report on Form 10-KSB of AMERICAN SECURITY RESOURCES CORPORATION formerly, Computer Automation Systems, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.
(d) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    /s/ Joe Grace
      --------------------------------------------------------
        Name:  Joe Grace
        Title: President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ASRC Network Securities, Inc. formerly Computer Automation Systems, Inc. on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The Information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.




Date: March 31, 2005             By /s/ Joe Grace
           -----------              -------------------------
                                     Mr. Joe Grace, President and
                                     Director



Date:      March 31, 2005        By         /s/ Frank Neukomm
          ------------                           ------------------------
                                                     Mr. Frank Neukomm
                                                     CFO, Director