Form 10QSB
period 2005-03-31
American Security Resources Corp.
filed 2005-05-12
CIK 1085069

United States Securities Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB




              [X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005


[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHAGE ACT

  For the transition period from to
                                       ------------------    ------------------

                        Commission File Number 000-27419

                     American Security Resources Corporation
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                   90-0179050
(State or other jurisdiction            IRS Employer Identification No.
of incorporation or organization)



                                9601 Katy Freeway
                                    Suite 220
                                Houston, TX 77024
                    (Address of principal executive offices)

                                 (713) 465-1001
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,844,977.

Transitional Small Business Disclosure Format (check one)  [ X ]  Yes   [  ] No

                AMERICAN SECURITY RESOURCES CORP. AND SUBSIDIARY


                                      Index




Consolidated Balance Sheets at March 31, 2005 (unaudited)
   and December 31, 2004                                                      2

Consolidated Statements of Expenses
   for the three months ended March 31, 2005 and 2004                         3

Consolidated Statements of Cash Flows for the
   three months ended March 31, 2005 and 2004                                 4

Notes to Interim Consolidated Financial Statements                            5

                AMERICAN SECURITY RESOURCES CORP. AND SUBSIDIARY

                           Consolidated Balance Sheets



                                     ASSETS

                                                                               March 31,           December 31,
                                                                                 2005                  2004
                                                                              (Unaudited)
                                                                           ----------------       ----------
Cash in bank                                                               $       99,895         $       37,852
Note receivable                                                                         -                100,000
                                                                           --------------         --------------

Total current assets                                                               99,895                137,852

Equipment (net of deprecation of $2,053 and $1,481)                                 9,263                  9,834
                                                                           --------------         --------------

TOTAL ASSETS                                                               $      109,158         $      147,686
                                                                           ==============         ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $        3,400         $        3,400
   Other current liabilities                                                       61,011                 54,929
                                                                           --------------         --------------

Total current liabilities                                                          64,411                 58,329
                                                                           --------------         --------------

Contingencies

Shareholders' equity
  Preferred stock -- 1,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                                         -                      -
  Common stock - 200,000,000 shares authorized, $.001 par
     value; 35,319,977 shares issued and outstanding                               35,330                 35,320
  Additional paid-in capital                                                   28,936,603             28,936,603
  Accumulated Deficit                                                         (28,927,176)           (28,882,566)
                                                                           ---------------        ---------------

Total shareholders' equity                                                         44,747                 89,357
                                                                           --------------         --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $      109,158         $      147,686
                                                                           ==============         ==============


                AMERICAN SECURITY RESOURCES CORP. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     2005              2004
                                                                                  (Unaudited)       (Unaudited)
General and administrative expenses                                             $      44,610    $  26,334,874

Forgiveness of debt                                                                              -         (45,227)
                                                                            ---------------------- ---------------

Net loss                                                                        $     (44,610)   $ (26,289,647)
                                                                                ==============   ==============

Loss per share - basic and diluted                                              $       (.00)    $       (1.33)
                                                                                ============     =============

Weighted average shares outstanding - basic
   and diluted                                                                     35,319,977       19,800,498
                                                                                 ============     ============


                AMERICAN SECURITY RESOURCES CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    2005                  2004
                                                                                 (Unaudited)           (Unaudited)
Cash flows from operating activities
   Net loss                                                                  $     (44,610)          $  (26,289,647)
Adjustments to reconcile net loss to cash
   used in operating activities:
   Depreciation                                                                        572                        -
   Forgiveness of debt                                                                   -                  (45,227)
-
   Common stock for services                                                             -               26,303,699
Changes in operating assets and liabilities:
   Deposits                                                                              -                  (25,000)
    Accounts payable                                                                     -                  (20,014)
   Other accrued liabilities                                                         6,081                        -
                                                                             -------------           --------------

       Net cash used in operating activities                                       (37,957)                 (76,189)
                                                                             --------------          ---------------

Cash flows from investing activities:
    Notes receivable - related party                                               100,000                 (200,000)
   Investment in related party                                                           -                  (60,000)
   Increase in restricted cash                                                           -                 (165,000)
                                                                             -------------           ---------------

       Net cash provided by (used in) investing activities                         100,000                 (425,000)
                                                                             -------------           ---------------

Cash flows from financing activities:
    Deposit of common stock                                                              -                  500,000
     Sale of stock for cash                                                              -                    6,450
                                                                             -------------           --------------

       Net cash provided by financing activities                                         -                  506,450
                                                                             -------------           --------------

Net increase in cash                                                                62,043                    5,261

Cash and cash equivalents, beginning of period                                      37,852                      231
                                                                             -------------           --------------

Cash and cash equivalents, end of period                                     $      99,895           $        5,492
                                                                             =============           ==============

Stock issued for debt                                                        $                   -   $      117,600


                AMERICAN SECURITY RESOURCES CORP. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements
                             March 31, 2005 and 2004




                                        8
1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements of American Security Resources Corp. and Subsidiary ("American Security") have been prepared by the American Security without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the American Security's audited consolidated financial statements and notes thereto included in the American Security's Form 10KSB for the year ended December 31, 2004. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended March 31, 2005 are not necessarily indicative of the results which can be expected for the entire year.

Item 2.

Plan of Operation.

American Security Resources Corp. is an acquisition vehicle actively seeking profitable, well-managed companies that provide a service or product in Homeland Security or National Defense. The Company has identified several likely candidates and is in various stages of discussion to acquire one or more of these. There is no assurance that the Company will be able to acquire any or all of these based on its ability or inability successfully to finance the transactions.

Item 3.

Management's Discussion and Analysis Results of Operations and Financial
Condition

The Company had no revenues in 2005 and 2004.

The Company incurred $44,610 of general and administrative expenses for the three months ended March 31, 2005 as compared with $26,334,874 for the same period in 2004. General and administrative expenses include $26,289,375 for common stock issued for outside services performed by independent contractors and certain officers and directors in 2004.

The Company had a net loss of ($44,610, or $0.00 per share), for the three months ended March 31, 2005; as compared with a net loss of ($26,289,647, or $1.33 per share), for the three months ended March 31, 2004. The net loss in 2004 was primarily due to start-up expenditures after completing the reverse stock split on January 20, 2004.

At March 31, 2005, the Company had $99,895 of cash and cash equivalents.

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


AMERICAN SECURITY RESOURCES CORP.


Date:             /s/
                  ------------------


Signature:        /s/ Joe Grace
                  Joe Grace, President and Chairman of the Board


                              FORM OF CERFITICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHAGE ACT OF 1934, AS AMENDED

CERTIFICATION

I, Joe Grace, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AMERICAN SECURITY RESOURCES CORP.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

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


Date: /s/ Joe Grace
        Name:  Joe Grace
        Title: President and Chairman of the Board

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AMERICAN SECURITY RESOURCES CORP. on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/  Joe Grace
Joe Grace, President and Chairman of the Board
Dated:
       --------------------