Form 10QSB
period 2005-06-30
American Security Resources Corp.
filed 2005-08-11
CIK 1085069

United States Securities Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB




[X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005


[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHAGE ACT

    For the transition period from                  to
                                  -----------------    ----------------------

                        Commission File Number 000-27419

                     American Security Resources Corporation
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                    Nevada                             90-0179050
     (State or other jurisdiction of       IRS Employer Identification No.
       incorporation or organization)



                                9601 Katy Freeway
                                    Suite 220
                                Houston, TX 77024
                    (Address of principal executive offices)

                                 (713) 465-1001
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,074,599.


Transitional Small Business Disclosure Format (check one)  [ X ]  Yes   [  ] No

                     AMERICAN SECURITY RESOURCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                               June 30,
                                                                                 2005              December 31,
                                                                              (Unaudited)                   2004
Cash in bank                                                               $      137,126         $       37,852
Note receivable                                                                         -                100,000
                                                                           --------------         --------------

Total current assets                                                              137,126                137,852

Equipment, net of accumulated depreciation of $2,618 and $1,481                     8,698                  9,834
                                                                           --------------          -------------

TOTAL ASSETS                                                               $      145,824         $      147,686
                                                                           ==============         ==============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $        2,069         $        3,400
   Other current liabilities                                                        3,048                 54,929
                                                                           --------------         --------------

Total current liabilities                                                           5,117                 58,329
                                                                           --------------         --------------

Commitment                                                                              -                      -

Shareholders' equity
  Preferred stock -- 1,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                                         -                      -
  Common stock -- 200,000,000 shares authorized, $.001 par
     value; 39,074,599 and 35,319,977 shares issued and outstanding                39,075                 35,320
  Additional paid-in capital                                                   31,009,132             28,936,603
  Accumulated deficit                                                         (30,907,500)           (28,882,566)
                                                                           --------------         --------------

Total shareholders' equity                                                        140,707                 89,357
                                                                           --------------         --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $      145,824         $      147,686
                                                                           ==============         ==============

                     AMERICAN SECURITY RESOURCES CORPORATION
                       CONSOLIDATED STATEMENTS OF EXPENSES
                                   (Unaudited)

                                              Three Months Ended June 30,          Six Months Ended June 30,
                                              ---------------------------          -------------------------
                                                 2005              2004              2005              2004
                                                 ----              ----              ----              ----

General and administrative expenses         $ 1,980,325       $ 1,400,450       $   2,024,935    $  27,736,991
Forgiveness of debt (income)                          -                 -                   -          (46,894)
                                            -----------       -----------       -------------    --------------


Net loss                                   $ (1,980,325)      $(1,400,450)      $  (2,024,935)   $ (27,690,097)
                                           =============      ============       =============    =============


Loss per share - basic and diluted                 $(.05)        $(.06)                $(.06)            $(1.14)
Weighted average shares outstanding - basic
   and diluted                               37,436,233        24,294,257          36,378,105       24,294,257
                                            ===========       ===========        ============     ============


                     AMERICAN SECURITY RESOURCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                  2005                    2004
                                                                                  ----                    ----
Cash flows from operating activities
   Net loss                                                                  $  (2,024,935)          $  (27,690,097)
Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization                                                     1,137                      377
   Impairment of investment in Simple Network Solutions                                  -                   60,000
   Forgiveness of debt                                                                   -                  (46,894)
   Common stock for services                                                       444,887               27,618,451
   Stock option and warrant expense                                              1,505,897                        -
Changes in operating assets and liabilities:
   Deposits                                                                              -                  (25,000)
   Accounts payable                                                                 (1,331)                 (20,015)
   Accrued liabilities                                                              (3,381)                     274
                                                                              -------------           -------------

       Net cash used in operating activities                                       (77,726)                  (102,904)
                                                                             -------------           ----------------

Cash flows from investing activities
   Loans to third parties                                                                -                 (200,000)
   Collection of note receivable                                                   100,000                        -
   Investment in related party                                                           -                  (60,000)
   Change in restricted cash                                                             -                   25,000
   Capital expenditures                                                                  -                  (11,316)
                                                                             -------------           ---------------

       Net cash provided by (used in) investing activities                           100,000               (246,316)
                                                                             ---------------         ---------------

Cash flows from financing activities
   Stock repurchased                                                                     -                  (20,000)
   Issuance of common stock for cash                                                77,000                  506,450
                                                                             -------------           --------------

Net cash provided by financing activities                                           77,000                  486,450
                                                                             -------------            -------------

Net increase in cash                                                                99,274                  137,230

Cash and cash equivalents, beginning of period                                      37,852                      231
                                                                             -------------             ------------

Cash and cash equivalents, end of period                                     $     137,126           $      137,461
                                                                              ============            =============

Non -cash disclosures:
   Common stock issued for accrued expenses                                  $        48,500         $            -


                     AMERICAN SECURITY RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of American Security Resources Corporation. and Subsidiary ( "American Security") have been prepared by American Security without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with American Security's audited consolidated financial statements and notes thereto included in American Security's Form 10KSB for the year ended December 31, 2004. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months and six months ended June 30, 2005 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of American Security include the accounts of American Security and its wholly-owned subsidiary. All significant inter-company transactions have been eliminated.


NOTE 2 - COMMON STOCK

American Security issued common stock during the quarter ending June 30, 2005 as follows: o 161,667 shares to two officers for $48,500 of accrued salaries o 1,592,955 shares valued at $444,887 to officers, directors and outsiders for services o 2,000,000 shares for cash of $77,000


NOTE 3 - WARRANTS

During the quarter ended June 30, 2005, American Security signed a consulting agreement whereby American Security agreed to grant the consultant 1,000,000 warrants with an exercise price of $.01 and 5,000,000 warrants with an exercise price of 1/2 the highest bid price quoted for the five days preceding the exercise date. All of the warrants expire two years from the date of grant and vest immediately. The fair value of the options on the date of grant was $1,505,897.


Item 2.

Plan of Operation.



Item 3.

Management's Discussion and Analysis Results of Operations and Financial
Condition

The company had no revenues for the 2005 and 2004.

The Company incurred $1,980,325 of general and administrative expenses for the three months ended June 30, 2005 as compared with $1,400,450 for the same period in 2004. General and administrative expenses include $444,887 for common stock issued for outside services performed by independent contractors and certain officers and directors in 2004 and $1,505,897 for warrant expense related to warrants granted under a consulting agreement..

The Company had a net loss of ($1,980,325, or $0.05 per share), for the three months ended June 30, 2005; as compared with a net loss of ($1,400,450, or $0.06 per share) for the three months ended June 30, 2004.

At June 30, 2005, the Company had $137,126 of cash and cash equivalents.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, here unto duly authorized.


AMERICAN SECURITY RESOURCES CORPORAION


 /s/Joe Grace                                    /s/ Frank Neukomm
-----------------------------------              -----------------------------
Joe Grace, President                             Frank Neukomm, CFO

Dated: August 10, 2005

                                  Exhibit 31.1

                           CERTIFICATION OF JOE GRACE
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB of American Security Resources Corporation and Subsidiary for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

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

 /s/Joe Grace                                    /s/ Frank Neukomm
-----------------------------------              -----------------------------
Joe Grace, President                             Frank Neukomm, CFO

Dated: August 10, 2005

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


 /s/Joe Grace                                    /s/ Frank Neukomm
-----------------------------------              -----------------------------
Joe Grace, President                             Frank Neukomm, CFO

Dated: August 10, 2005