Form 10QSB
period 2005-09-30
American Security Resources Corp.
filed 2005-11-10
CIK 1085069

United States Securities Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB




              [X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005


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


Nevada 90-0179050 (State or other jurisdiction of incorporation or organization)
                        IRS Employer Identification No.


                                9601 Katy Freeway
                                    Suite 220
                                Houston, TX 77024
                    (Address of principal executive offices)

                                 (713) 465-1001
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 56,190,766.

Transitional Small Business Disclosure Format (check one)  [ X ]  Yes  [  ]  No

                     AMERICAN SECURITY RESOURCE CORPORATION


                                      Index




Consolidated Balance Sheets at September 30, 2005 (unaudited) and
December 31, 2004                                                             2

Consolidated Statements of Operations (unaudited)
   For the periods ended September 30, 2005 and 2004                          3

Consolidated Statements of Cash Flows (unaudited) for the
   Periods ended September 30, 2005 and 2004                                  4

Notes to Interim Consolidated Financial Statements                            5

                     AMERICAN SECURITY RESOURCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                             September 30,
                                                                                 2005              December 31,
                                                                              (Unaudited)                   2004
Cash in bank                                                               $       91,033         $       37,852
Note receivable                                                                         -                100,000
                                                                           --------------         --------------

Total current assets                                                               91,033                137,852

Equipment, net of depreciation of $3,185 and $1,482                                 8,131                  9,834
                                                                           --------------          -------------

TOTAL ASSETS                                                               $       99,164         $      147,686
                                                                           ==============         ==============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $            -         $        3,400
   Other current liabilities                                                          528                 54,929
                                                                           --------------         --------------

Total current liabilities                                                             528                 58,329
                                                                           --------------         --------------

Contingencies

Shareholders' deficit
  Preferred stock -- 1,000,000 shares authorized, $.001
     par value; no shares issued or outstanding                                         -                      -
  Common stock -- 200,000,000 shares authorized, $.001 par
     value; 42,786,266 and 35,844,977 shares issued and outstanding                42,786                 35,320
  Additional paid-in capital                                                   31,366,405             28,936,603
  Accumulated deficit                                                         (31,310,555)           (28,882,566)
                                                                           --------------         --------------

Total shareholders' equity                                                         98,636                 89,357
                                                                           --------------         --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $       99,164         $      147,686
                                                                           ==============         ==============

                     AMERICAN SECURITY RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                           --------------------------------     -------------------------------
                                                 2005              2004              2005              2004
                                                 ----              ----              ----              ----
General and administrative expenses         $   403,054       $    51,659       $   2,427,988    $  27,788,650
Forgiveness of debt (income)                          -                 -                   -          (46,894)
                                            -----------       -----------       -------------    --------------


Net loss                                   $   (403,054)      $   (51,659)      $  (2,427,988)   $ (27,741,756)
                                           =============      ============       =============    =============


Loss per share - basic and diluted                 $(.01)       $(.002)                $(.06)            $(.93)
Weighted average shares outstanding - basic
   and diluted                               40,538,077        23,493,309          37,288,339       29,783,195
                                            ===========       ===========        ============     ============


                     AMERICAN SECURITY RESOURCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                  2005                    2004
                                                                                  ----                    ----
Cash flows from operating activities
   Net loss                                                                  $  (2,427,988)          $  (27,741,756)
Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization                                                     1,703                      916
   Impairment of investment in Simple Network Solutions                                                      60,000
   Forgiveness of debt                                                                                      (46,894)
   Common stock for services                                                     2,311,767               27,618,451
Changes in operating assets and liabilities:
   Deposits                                                                                                 (25,000)
   Accounts payable                                                                 (3,400)                 (20,015)
   Accrued liabilities                                                              (5,901)                     274
                                                                              -------------           -------------

       Net cash used in operating activities                                      (123,819)                  (154,024)
                                                                             --------------          ----------------

Cash flows from investing activities
   Note receivable                                                                 100,000                 (200,000)
   Investment in related party                                                                              (60,000)
   Decrease in restricted cash                                                                               25,000
   Capital expenditures                                                                                     (11,316)
                                                                             -------------           ---------------

       Net cash provided by (used in) investing activities                           100,000               (246,316)
                                                                             ---------------         ---------------

Cash flows from financing activities
   Stock repurchased                                                                                        (40,000)
   Issuance of common stock for cash                                                77,000                  541,450
                                                                             -------------           --------------

Net cash provided by financing activities                                                -                  501,450
                                                                             -------------            -------------

Net increase in cash                                                                53,181                  101,110

Cash and cash equivalents, beginning of period                                      37,852                      231
                                                                             -------------             ------------

Cash and cash equivalents, end of period                                     $      91,033           $      101,341
                                                                             =============            =============



                     AMERICAN SECURITY RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of American Security Resources Corporation and Subsidiary (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2004. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company transactions have been eliminated.


NOTE 2 - NOTE RECEIVABLE

In March 2004, the Company loaned $200,000 to Safeguard Security Holdings (formerly Superior Protection, Inc). In February 2005, Safeguard paid the Company $100,000 and issued 7,500 of its preferred shares to Company in order to settle the loan. The preferred shares of Safeguard were subsequently exchanged for 500,000 shares of the Company's common stock that were held by one of Safeguard's officers. The Company canceled the common shares after the exchange occurred.


NOTE 3 - COMMON STOCK

During the nine months ended September 30, 2005, the Company issued 1,617,857 shares of common stock to its officers and directors in exchange for services performed and recorded compensation expense of $351,190. The expense is equal to the fair value of the shares at the time the Board authorized their issuance. In addition, the Company issued 161,667 shares of common stock to its officers as payment for $48,500 of salaries that were accrued in 2004.

During the nine months ended September 30, 2005, the Company issued 3,686,765 shares to external parties in exchange for consulting and legal services and recorded a total expense of $454,680. The expense is equal to the fair value of the shares at the date that either a definitive agreement to issue the shares was reached with the external parties or the date the Board authorized their issuance.

In May 2005, the Company issued 2,000,000 shares of common stock relating to the exercise of warrants by an external party and received cash proceeds of $77,000.


NOTE 4 - WARRANTS

On May 1, 2005, the Company issued warrants to purchase 6,000,0000 shares of common stock to an external party in exchange for consulting services. All of the warrants expire two years from the grant date and vest immediately. The exercise price for 1,000,000 of the warrants is $.01, and the remaining 5,000,000 have an exercise price equal to 1/2 the highest bid price quoted for the five days preceding the exercise date. The Company has estimated the fair value of the options to be $1,505,897 using the Black Scholes pricing model and recorded the entire amount as an expense. The assumptions used to value the warrants are outlined below:

Dividend Yield:                    0%
Expected Volatility:     149.80%
Risk-Free Rate:                  3.5%
Expected Term:             2 Years

 As indicated in Note 3, two million shares were exercised on May 16, 2005.


NOTE 5 - RELATED PARTY TRANSACTIONS

On September 12, 2005, the Company entered into a consulting agreement with American Enterprise Development Corporation ("AEDC") with respect to certain financing, capital raising, product development, marketing, sales and acquisition, strategic planning, capital expenditure, business development and general corporate and organizational matters. One of the Company's directors is also a director of AEDC. Under the terms of the agreement, AEDC will accrue $2,500 of fees beginning on October 1, 2005 and continuing until the Company acquires $700,000 in financing. These will be paid in either cash or stock based on the terms set forth in the agreement. In addition, the Company may be subject to the payment of additional fees if AEDC introduces the Company to financial sources that provide specified amounts of funding.


NOTE 6 - SUBSEQUENT EVENT

In August 2005, the Company executed a letter of intent to acquire eGO Design Inc., a privately-held company that created proprietary technology to develop silicon-based, hydrogen cells. On October 28, 2005, the Company closed the transaction by exchanging 12,000,000 shares of its common stock for 100% of the issued and outstanding stock of eGO. EGO's assets became the assets of Hydra Fuel Cell Corporation ("Hydra"), a wholly owned subsidiary of the Company. Hydra was incorporated in September by the Company in Nevada along with Hydra Fuel Cell Manufacturing Corporation and Hydra Fuel Cell Marketing Corporation to affect the acquisition of eGO.


Item 2.

Plan of Operation.

Management continued its efforts to find an appropriate company which would meet its goal of profitably serving a niche market in national defense or homeland security. To that end a letter of intent was entered into with privately held eGO Design Inc. in August of 2005. EGO created proprietary technology to develop silicon-based, hydrogen cells. The Company closed this transaction on October 28, 2005, acquiring 100% of the issued and outstanding stock of eGO. EGO's assets became the assets of Hydra Fuel Cell Corporation ("Hydra"), a wholly owned subsidiary of the Company. Hydra was incorporated in September by the Company in Nevada along with Hydra Fuel Cell Manufacturing Corporation and Hydra Fuel Cell Marketing Corporation to affect the acquisition of eGO.

Management intends to focus on the fuel cell business while continuing to select appropriate companies for additional acquisitions.

Item 3.

Management's Discussion and Analysis Results of Operations and Financial
Condition

The company had no revenues for the 2005 and 2004.

The Company incurred $403,054 of general and administrative expenses for the three months ended September 30, 2005 as compared with $51,659 for the same period in 2004. General and administrative expenses include stock issued for compensation to outside vendors and certain officers and directors, and salaries and wages for certain officers and directors in 2005.

The Company had a net loss of $403,054, or $.01 per share, for the three months ended September 30, 2005; as compared with a net loss of $51,659, or $.002 per share, for the three months ended September 30, 2004.

At September 30, 2005, the Company had $91,033 of cash and cash equivalents.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, except that adjustments were required by our auditors in their review. We are reviewing our accounting procedures to ensure that future adjustments are not required.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, here unto duly authorized.


AMERICAN SECURITY RESOURCES CORPORATION


Date: /s/                                                Date:    /s/
     -----------------------------------                        ---------------

Signature:        /s/ Joe Grace                               /s/ Frank Neukomm
                  -------------                               -----------------
                  Joe Grace, President                       Frank Neukomm, CFO

Exhibit 31.1

CERTIFICATION OF JOE GRACE
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB of American Security Resources Corporation, Inc. and Subsidiary for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

1. We have reviewed this quarterly report on Form 10-QSB of American Security Resources Corporation, Inc. and Subsidiary;

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

Date:
      /s/                                          /s/
     ------------------------------               -----------------------------
      Joe Grace, President                          Frank Neukomm, CFO

Exhibit 32.1

Certification  of Joe  Grace  & Frank  Neukomm  Pursuant  to 18  U.S.C.
Section  1350,  As  Adopted  Pursuant  to  Section  906 of the
Sarbanes-Oxley Act of 2002

I Joe Grace, President, and I Frank Neukomm, CFO, of American Security Resources Corporation, Inc. and Subsidiary (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

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