Form 10KSB
period 2005-12-31
American Security Resources Corp.
filed 2006-03-30
CIK 1085069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-27419

                     AMERICAN SECURITY RESOURCES CORPORATION
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)
-------------------------------------------------------------------------------

                  Nevada                                 90-0179050
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

         9601 Katy Freeway, Suite 220               Houston, Texas       77024
-------------------------------------------------------------------------------
         (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (713) 465-1001
                                                           --------------


        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                          $.001 Par Value Common Stock

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the fiscal year ended December 31, 2005, were $0.00.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of December 31, 2005 based upon the average bid and asked price as of such date on the OTC Bulletin Board was $8,672,654.

         The Registrant's common stock outstanding as of December 31, 2005 was 61,700,766 shares.


    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                     AMERICAN SECURITY RESOURCES CORPORATION

                              INDEX TO FORM 10-KSB
                                December 31, 2005

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-----------------------------------------------------
Overview

         AMERICAN SECURITY RESOURCES CORPORATION (the "Company" or "ASRC") is a holding company with a wholly owned subsidiary, Hydra Fuel Cell Corporation, that is developing advanced hydrogen fuel cells based on its proprietary intellectual property. ASRC seeks additional technologies and companies with technologies that will expand or enhance the product line of the Company's wholly owned subsidiary Hydra Fuel Cell Corporation or advance the Company's expansion into the development of alternative energy production.

         The Company's Internet address is
http://www.americansecurityresources.com. Information contained on the Company's web site is not a part of this report. The Company's stock is traded on the OTC Bulletin Board under the symbol "ARSC."


Organizational History
------------------------------

         The Company, previously known as Computer Automation Systems, Inc., was reorganized and recapitalized in 2004 changing its name, first to Kahuna Network Security, Inc. and in July, 2004, to American Security Resources Corporation with a business focus of acquiring companies in homeland security and national defense. With the acquisition of eGO Design Inc. in October, 2005, the Company changed its focus to the development and commercialization of technologically advanced, high volume mass producible, hydrogen fuel cells.


The Company's Products and Services
--------------------------------------------------
         The Company is developing hydrogen fuel cells which it expects to begin delivering in the fourth quarter of 2006.


Employees
--------------
         As of December 31, 2005, the Company had two full-time employees. None of the Company's employees is covered by any collective bargaining agreements. Management believes that its relations with its employees are good and the Company has not experienced any work stoppages attributable to employee disagreements.
         The Company's subsidiary, Hydra Fuel Cell Corporation, has approximately twelve employees or contractors working on the development of the Company's proprietary HydraStax(TM) hydrogen fuel cells.


RISK FACTORS

Limited History
----------------------
         The Company is a startup with limited operating history and faces challenges typical of new businesses in highly competitive markets with many other providers of the same or essentially the same products and services.

Limited Revenue and Resources
-----------------------------------------
         The Company has acquired a start up business. There is no assurance that the Company will be able to finance its development, or that the Company will be able profitably to operate such business.

Limited Staff
-------------------
         The Company has two officers and two additional directors charged with the responsibility of executing the Company's business strategy. Any death, injury or other incapacity of one or more of them could adversely affect the Company's ability to complete its business strategy.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------------------------------
         ASRC has leased approximately 1,800 square feet of office space at 9601 Katy Freeway, Ste 220, Houston, TX 77024, for approximately $2,300 per month until July 31, 2007. The Company believes this space will be sufficient for its needs for the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS
----------------------------------------------
         From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------
         On November 21, 2005, the Company held a shareholders meeting at which the Company's Chairman Joe Grace announced his resignation. The Board selected Frank Neukomm, the Company's CFO, as Chairman. The shareholders approved the Company's "Incentive Stock Plan", approved the appointment of Malone & Bailey as the Company's auditors and elected Mr. Neukomm as a Director for a two year term and Robert Wilson and Bob Farr as Directors for one year terms

         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

Market Information.
---------------------------
         The Company's common stock trades on the OTC Bulletin Board under the symbol "ARSC". The market for the Company's common stock on the OTC Bulletin Board is limited, sporadic and highly volatile.

         The following quotations were provided by the OTC Bulletin Board for the Company's common stock for the last two years. The quotations represent inter-dealer prices and do not necessarily represent actual transactions. These quotations do not reflect dealer markups, markdowns or commissions.

Quarter ended:                                       High               Low
--------------                                       ----               ---
December 31, 2005                                    $0.27             $0.10
September 30, 2005                                   $0.24             $0.04
June 30, 2005                                        $0.45             $0.10
March 31, 2005                                       $0.55             $0.30

December 31, 2004                                    $0.55             $0.36
September 30, 2004                                   $0.69             $0.30
June 30, 2004                                        $0.75             $0.30
March 31, 2004                                       $1.10             $0.45


Holders
-----------
          The number of record holders of the Company's securities as of the date of this Report is approximately 319

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


Recent Sales of Unregistered Securities
--------------------------------------------------

         Pursuant to a consulting agreement dated May1, 2005, the Company issued 1,211,765 shares to Timothy J Connolly on May 10,2005 and pursuant to a Warrant granted under the consulting agreement the Company issued an additional 1,000,000 shares on June 20,2005. In addition to certain consulting services the Company received $77,000 as consideration for these shares.

         On June 15,2005 pursuant to an authorization of the Board of Directors the Company issued shares to certain officers and directors of the Company in lieu of unpaid salary and fees. The share and dollar amounts are as follows: Joe Grace 578571 shares $40,500; Frank Neukomm 342,857 shares $24,000; Robert Farr 321,429 shares $22,500.

         On June 20,2005, pursuant to a consulting agreement, the Company issued 300,000 shares to Princeton Consulting Group.

         On July 26, 2005, pursuant to a consulting services contract, the Company issued 500,000 shares to the George Miller Company. Also on July 26, 75,000 shares were issued to Jonathan Gilchrist for legal services, and 100,000 shares were issued to Robert J. Wilson as a Directors fee.

         On August 3, 2005, pursuant to an authorization of the Board shares were issued to certain officers and directors in lieu of certain salaries and fees. The share and dollar amounts are as follows: Joe Grace 216,617 shares $6,500; Frank Neukomm 166,667 shares $5,000: and Robert Farr 53,333 shares $1,600.

         On August 20, 2005, the Company issued 1,500,000 shares to Brewer & Pritchard, P.C. pursuant to a 3/a/9 transaction to pay legal fees. The fee amount was $81,094.11.

         On September 8 and 27, 2005 the Company issued 60,000 shares and 40,000 shares to B&B Marketing Communications, pursuant to a consulting services agreement. Also on September 27, the Company issued 1,000,000 shares to the Owners Group, Inc. pursuant to a Consulting Services Agreement.


         On October 12, 2005, pursuant to an authorization of the Board, the Company issued shares to certain officers and directors in lieu of certain salaries and fees. The share and dollar amounts are as follow: Joe Grace 37,500 shares $7,500; frank Neukomm 30,000 shares $6,000; Robert Farr 12,000 shares $2,400.


         Also on October 12, pursuant to an agreement with American Enterprise Development Corp., the Company issued 500,000 shares to Jonathan Gilchrist.

         On October 26, 2005, pursuant to a consulting services agreement, the Company issued 100,000 shares to The George Miller Company, 100,000 shares to Ron Hargrove and 100,000 shares to Joe K. Smith.

         On October 27, the Company issued shares as directors fees to Joe Grace 200,000: Frank Neukomm 200,000 and to Robert Farr 100,000.

         On October 26 and November 1, to complete the acquisition of eGo Design Inc., the Company issued 7,200,000 shares to Edward L. Davis: 3,600,000 shares to Benjamin F. Schafer; and 1,200,000 shares to James Twedt, in exchange for all the issued and outstanding stock of eGO Design, Inc.

         On November 29, 2005, the Company issued shares in lieu of salary to certain contractors of its Hydra Fuel Cell Corp. subsidiary. The recipients and amounts are as follows: Larry Burgess 80,000 shares, George Hull 80,000 shares, Richard Smith 100,000 shares, James Gates 100,000 shares, Corey Davis 50,000 shares, Mark Hunt 100,000 shares, and Brenda Burres 200,000 shares. The labor amount for these contractors was $142,000.


         On November 29,2005, the Company issued 1,500,000 shares to Wall Streets Inside Reporter, Inc. in an equal exchange for 46,154 shares of Strategic Growth Ventures Inc. (SGWV.PK) as part of a consulting services agreement.


         On December 8 and 12, 2005, pursuant to a consulting services agreement with OTC Services, Inc., the Company issued 1,400,000 shares to OTC Services, Inc. and 1,400,000 shares to Darrel T. Uselton.

         On December 22, 2005, pursuant to its consulting agreement with AEDC, the Company issued 500,000 shares to Jonathan Gilchrist.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------------------

Overview.
-------------
         The Company completed the acquisition of eGO Design Inc. of Tualatin, Oregon. EGO had created and was developing proprietary technology for Proton Exchange Membrane (PEM) hydrogen fuel cells. Prior to completing the transaction on October 28, 2005, the Company completed extensive due diligence on the fuel cell market and PEM based hydrogen fuel cells in particular and determined that eGO had developed unique technologies and processes that could potentially revolutionized the market for electricity generation in the United States and eventually, for the whole planet.

         The Company exchanged 12,000,000 of its restricted common shares for 100% of the issued and outstanding stock of eGO Design Inc. The assets of eGO were contributed to the Company's wholly owned subsidiary, Hydra Fuel Cell Corporation, which it had incorporated in Nevada for the purpose of developing and marketing the fuel cell opportunity.

         As of December 31, 2005 Hydra had designed, assembled and tested a successful prototype of the Company's proprietary fuel cell concept.

         In February, 2005, the Company collected its note receivable from Superior Protection Inc. The principal amount due was $200,000 and was paid to the Company as $100,000 cash and the return of 500,000 shares of the Company's common stock which were cancelled. The market value of the shares at the time was approximately $150,000.

         The Company generated no substantive revenue in 2005, beyond the interest it earned on its bank deposits. Management believes that it has sufficient sources of funds to continue the development of Hydra's fuel cell concept, but it will need to raise approximately $5,000,000 in 2006 to completely fund Hydra's development needs.



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

Results of Operations.
-----------------------------
         The Company had no revenue during the calendar years ended December 31, 2005 and 2004.


         The Company had no gross profit during the calendar years 2005 and 2004. General and administrative expenses were $5,384,548 and $28,805,594 for the calendar years ended December 31, 2005 and 2004 respectively. Principal general and administrative expenses included contracted services ($5,223,768 and $28,750,432, respectively); legal expenses ($20,845 and $29,153, respectively); payroll ($108,396 and $105,164 respectively); and rent ($26,558 and $13,382).


         The Company had a net operating loss for the years ended December 31, 2005 and 2004.

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


         The Company did not generate any cash flow from operating activities during 2005 and 2004. The Company had cash assets of $11,585 and $37,852 as of December 31, 2005 and 2004 respectively.


         The net change in cash position for 2005 is due primarily to operational costs of the parent company after funding $45,000 to Hydra in the 4th Quarter.

         Management does not believe that SFAS No's 131 and 133 regarding segment reporting and derivatives, respectively, will have any impact on the Company's financial condition and operations.

                          ITEM 7 - FINANCIAL STATEMENTS


            AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                             Page
Report of Independent Certified Public Accountants.............................................................3

Financial Statements

   Consolidated Balance Sheets at December 31, 2005 ...........................................................4

   Consolidated Statements of Operations and Comprehensive Loss for the years ended
   December 31, 2005 and 2004.................................................................................5

   Consolidated Statement of Shareholders' Equity for the years ended December 31, 2005 and 2004............................................................................6

   Consolidated Statements of Cash Flows for the years ended
   December 31, 2005 and 2004..................................................................................7

   Notes to Consolidated Financial Statements..................................................................8

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of American Security Resources Corporation
(formerly Kahuna Network Security, Inc. and Subsidiary)
Houston, Texas


We have audited the accompanying consolidated balance sheet of American Security Resources Corporation formerly, Kahuna Network Security, Inc., as of December 31, 2005, and the related consolidated statements of expenses, shareholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Security Resources Corporation as of December 31, 2005, and the consolidated results of their operations and cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


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


March 28, 2006

            AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005

                                     ASSETS
    Cash in bank                                                                               $     11,585
    Prepaid Expenses                                                                                  4,015
      Investment, available for sale                                                                  138,462
                                                                                               --------------

    Total Current Assets                                                                            154,062

    Equipment (net of accumulated deprecation of $4,129
                                                                                                     15,455

    Total Assets                                                                               $     169,517
                                                                                               =============



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable                                                                         $      7,953
    Other current liabilities                                                                        17,525
                                                                                               ------------

    Total current liabilities                                                                           25,478
                                                                                               ---------------


    Contingencies                                                                                         -

Shareholders' deficit:
    Preferred stock - 1,000,000 shares authorized; $.001 par
      value; no shares issued or outstanding                                                              -
    Common stock - 200,000,000 shares authorized; $.001 par
      value; 61,675,766 shares issued and outstanding

      at December 31, 2005                                                                           61,676
    Additional paid-in capital                                                                   35,205,849
    Accumulated deficit                                                                         (35,036,948)
      Accumulated Other Comprehensive Loss                                                   (       86,538)
                                                                                           ----------------

Total shareholders' equity                                                                             144,039
                                                                                               ---------------

Total liabilities and shareholders' equity                                                   $      169,517
                                                                                             ==============




               See accompanying summary of accounting policies and
                         notes to financial statements.

            AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF OPERATIONS and OTHER COMPREHENSIVE LOSS
                 For the years ended December 31, 2005 and 2004




                                                                           2005                      2004
                                                                       -------------             ------------

General and administrative expenses                                    $   5,384,548             $ 28,805,594

Impairment of investment                                                           -                   60,000


Forgiveness of debt income                                                         -                   (8,167)
                                                                       -------------             -------------


Net  loss                                                              $  (5,384,548)            $(28,857,427)
                                                                        =============             ============

Other Comprehensive Loss:
     Change in Unrealized Loss on Investment Available
      For Sale                                                                  (86,538)
                                                                       ----------------

Comprehensive Loss                                                     $  (5,471,086)
                                                                       =============

Loss per common share - basic and diluted                              $        (.13)            $       (.92)
                                                                       ==============            =============


Weighted average shares outstanding - basic and diluted                   42,053,103               31,284,330
                                                                       =============             ============






               See accompanying summary of accounting policies and
                         notes to financial statements.

            AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 For the years ended December 31, 2005 and 2004

                                                              Common Stock             Retained
                                                          Shares           Amount          Deficit          Total
Balances at December 31, 2003                          2,862,155     $   612,362     $   (794,973)   $  (182,611)


   Shares issued for:

       - cash                                          2,755,625         541,450                -        541,450


     - debt                                              752,168         158,042                -        158,042

     - director services                              12,600,000     10,820,000      -               10,820,000

     - services                                       16,813,604     16,980,069      -               16,980,069


     - investment                                        236,425               -                -              -
    Shares repurchased for note
     receivable and canceled                            (500,000)       (100,000)               -       (100,000)
    Shares re-purchased                                 (200,000)        (40,000)               -        (40,000)

   Fair value of warrants issued for services                             769,834                                          769,834

   Net loss                                                    -                    -                 (28,857,427)
                                                   -------------     ----------------------------   -------------- --------

(28,857,427)


Balances at December 31, 2004                         35,319,977      29,741,757      (29,652,400)         89,357


Shares issued for:
     -  cash                                           2,000,000          77,000                          77,000

     - exercise of warrants                                            1,505,897                       1,505,897

     -  directors' services                            2,624,501         248,567                         248,567

     - services                                        8,231,288       1,429,304                       1,429,304


     - acquisition of subsidiary                      12,000,000       2,040,000                       2,040,000

     - equity swap investment                          1,500,000         225,000                         225,000

     Net loss                                                                        (  5,384,548)  (  5,389,968)
                                                                                                                -

       Other Comprehensive loss                               -            -                  -       (
                                              ----------------- -------------------- --------------    ----------
86,538)

Balances at December 31, 2005                         61,675,766     $35,267,525    $ (35,036,948) $        144,039
                                                      ==========     ===========    ============== ================

Less:  par                                                         (      61,676)
                                                                 ---------------

Additional paid in capital                                         $35,205,849
                                                                   ===========

               See accompanying summary of accounting policies and
                         notes to financial statements.



            AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the years ended December 31, 2005 and 2004


                                                                               2005                     2004
                                                                           ------------             -----------
Cash flows from operating activities

    Net loss                                                                $(5,384,548)           $(28,857,427)
    Adjustments to reconcile net loss to net cash

      provided by (used in) operating activities:
        Depreciation and amortization                                             2,648                   1,481
        Impairment of investment in Simple Network Solutions                          -                  60,000
        Forgiveness of debt income                                                    -                  (8,167)

Common stock for services                                                     5,223,768              27,800,069
    Warrants Issued                                                                   -                  769,834
    Changes in operating assets and liabilities:
        Prepaid expenses                                                         (4,015)                      -
        Accounts payable                                                          4,553                 (13,233)
          Accrued liabilities                                                   (37,404)                 54,929
                                                                           -------------            -----------

          Net cash used in operating activities                                (194,998)               (192,514)
                                                                           -------------            -----------


Cash flows from investing activities

    Note receivable                                                             100,000                (200,000)
    Investment in Simple Network Solutions                                            -                 (60,000)
    Purchases of property and equipment                                          (8,269)                (11,315)
                                                                           -------------            ------------

Net cash used in investing activities                                            91,731                (271,315)
                                                                           ------------             ------------


Cash flows from financing activities
    Proceeds from sale of common stock                                           77,000                 541,450
    Repurchase of common stock                                                        -                 (40,000)
                                                                           ------------             ------------


    Net cash provided by financing activities                                    77,000                 501,450
                                                                           ------------             -----------

Net change in cash and cash equivalents                                         (26,267)                 37,621


Cash and cash equivalents, beginning of year                                     37,852                     231
                                                                           ------------             -----------


Cash and cash equivalents, end of year                                     $     11,585             $    37,852
                                                                           ============             ===========


Supplemental disclosures of cash flow information:
    Cash paid for interest                                                 $          -             $       549

Schedule of non-cash investing and financing transactions

    Stock issued for Investment                                                                        $
225,000                      $                                             -
      Stock issued for debt                                                           -                 158,042
    Note receivable exchanged for return of common stock                              -                 100,000



            AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in Nevada in 1998. It began operations as Computer Automation Systems, Inc., a company that designed and manufactured custom rack mount and industrial computer applications for the telecom and other high tech industries. In January of 2004, the Company was recapitalized and its name was changed to Kahuna Network Security Inc.

At that time the company's shareholders voted to increase the total number of authorized shares of common stock from 15,000,000 to 200,000,000, to decrease the number of authorized shares of preferred stock from 5,000,000 to 1,000,000 and approved a 1 for 4 reverse stock split. All share and per share amounts have been restated for the split.


On July 2, 2004, the Board of Directors voted to change the name of the company to American Security Resources Corporation (ASRC), a change that was ratified by a majority of the Company's shareholders in July of 2004.


Basis of presentation. The consolidated financial statements include the accounts of American Security Resources Corporation and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

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


Comprehensive Income. For purposes of the statement of operations, comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable equity investments.

Available-for-Sale Marketable Securities. ASRC classifies its marketable equity securities into the available-for-sale category. These securities are carried at fair market value with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in shareholders' equity.


Revenue Recognition. ASRC recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the services are performed. There were no revenues for 2005 and 2004.

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

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.


Stock Compensation. ASRC adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No.
123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. ASRC applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in ASRC financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided. There were no options granted or outstanding during 2005 and 2004 to employees.


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


NOTE 2 - GOING CONCERN


As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $5,389,968 and $28,087,593 in the year 2005 and 2004, respectively. This condition creates an uncertainty as to ASRC's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking other sources of funding.. The consolidated financial statements do not include any adjustments that might be necessary if ASRC is unable to continue as a going concern.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005:

                  Description                                         Life                         Amount
                  -----------------------                             -------                   ----------
                  Equipment                                           5 years                      $ 4,988
                  Office furniture and equipment                      5 years                       14,596

                                                                                                ----------
                                                                                                    19,584
                  Less: accumulated depreciation                                                    (4,129)
                                                                                                ----------
                                                                                                  $ 15,455
                                                                                                    ======

Depreciation expense totaled $2,648 and $1,481 for the years December 31, 2005 and 2004, respectively.



 NOTE 4 - INVESTMENT, AVAILABLE FOR SALE

ASRC exchanged 1,500,000 of its common stock for 46,154 shares of common stock of Strategic Growth Ventures, Inc., which trades under the symbol: SGWV.PK. At December 31, 2005, this amount is recorded at fair value and classified as available for sale.

NOTE 5 - COMMON STOCK

In 2004, $100,000 of a note receivable due to ASRC was exchanged for the return of 500,000 shares of ASRC


In 2004, ASRC repurchased 200,000 shares of its common stock for $40,000.

In 2005, ASRC issued 2,624,501 shares of common stock to directors for services valued at the then market price totaling $248,567 and issued 8,231,288 shares of common stock to outsiders for services valued at the then market price totaling $1,429,304.

In 2005, ASRC issued 2,000,000 shares for warrants exercised and received $77,000 in cash, the value at the then market price totaled $780,000.


In 2005, ASRC issued 12,000,000 shares to the original shareholders of eGo Designs, Inc. ("eGo") for the assets of eGo valued at the then market price totaling $2,040,000. This amount is recorded as an expense in 2005.

In 2005, ASRC issued 1,500,000 shares as an equity swap for 46,154 shares of common stock of Strategic Growth Ventures, Inc. (the shares were issued to Wall Street Insider Report), valued at the then market price totaling $225,000.

NOTE 6 - WARRANTS

In March of 2004, ASRC completed a private placement of 2.5 million Units consisting of one share of its common stock and seven warrants to purchase additional shares of common stock at a prices ranging from $0.30 to $0.90. The exercise period for these warrants expire on December 31, 2006. None of these warrants were exercised during 2005.

In October 2004, ASRC issued 2,000,000 warrants to purchase common stock at an initial exercise price of $0.30 per share with reset provisions during the first four six-month anniversary dates. The Company estimated the fair value of the warrants to be $769,834 using the Black Scholes pricing model and recorded the entire amount as an expense.

On May 1,2005, ASRC issued warrants to purchase 6,000,000 shares of common stock to non-employee in exchange for consulting services. All of the warrants expire two years from the grant date and vested immediately. The company had estimated the fair value of the warrants to be $1,505,897 using the Black Scholes pricing model and recorded the entire amount as an expense. 2,000,000 of these warrants were exercised for $77,000 during 2005. Subsequent to the exercise, the remaining 4,000,000 were cancelled and are no longer outstanding as of 12/31/05.

Summary information regarding warrants is as follows:

                                                                                                  Weighted
                                                                                                 Average
                                                                              Warrants         Share Price
                                                                           --------------      --------------
Year ended December 31, 2004:

     Granted                                                                   17,500,000            0.60
     Granted                                                                    2,000,000            0.40

                                                                           --------------        --------
Outstanding at

     December 31, 2004                                                         19,500,000          $ 0.60

        Granted                                                                 1,000,000           $0.30
        Granted                                                                 5,000,000           $0.30
        Exercised for Cash                                                     (2,000,000)          $0.04
        Cancelled                                                              (4,000,000)          $0.30
Outstanding at December 31, 2005                                               19,500,000           $0.60
                                                                              ===========           =====

Warrants outstanding and exercisable as of December 31, 2004 and 2005:

                                                 - - Outstanding - -                Exercisable
                                             Number               Remaining             Number
              Exercise Price                  of Shares             life               of Shares
              --------------              -------------           ---------          ------------
                  $0.30                       2,500,000              1 year             2,500,000
                   0.30                       2,000,000             2 years             2,000,000
                   0.40                       2,500,000              1 year             2,500,000
                   0.50                       2,500,000              1 year             2,500,000
                   0.60                       2,500,000              1 year             2,500,000
                   0.70                       2,500,000              1 year             2,500,000
                   0.80                       2,500,000              1 year             2,500,000
                   0.90                       2,500,000              1 year             2,500,000

                                         --------------                             -------------

                                             19,500,000                                19,500,000

                                               ========                                  ========

NOTE 7 - INCOME TAXES


ASRC uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, ASRC incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,200,000 at December 31, 2005 and will expire in the years 2018 through 2025.

At December 31, 2005 deferred tax assets consisted of the following:

                                                                       2005
                                                                   ------------
                  Deferred tax assets                                $1,428,000
                    Less:  valuation allowance                       (1,428,000)
                                                                     ----------


                  Net deferred tax asset                        $             -
                                                                ===============


NOTE 8 - LEASES


ASRC leased office space under an operating lease during 2005. The lease agreement provided for monthly rent of $2,400 to be paid on a month-to-month basis. Total rent expense was $25,926 and $13,382 during 2005 and 2004, respectively.


NOTE 9 - RELATED PARTY TRANSACTIONS

On September 12, 2005, ASRC entered into a consulting agreement with American Enterprise Development Corporation ("AEDC") with respect to certain financing, capital raising, product development, marketing, sales and acquisition, strategic planning, capital expenditure, business development and general corporat and organizational matters. One of ASRC's directors is also a director of AEDC. Fees associated with this agreement will be paid in either stock or cash based on the terms set forth in the agreement.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to 12/31/05, ASRC granted warrants to purchase 2,750,000 shares to non-employees for services rendered in 2006. These warrants were exercised for $334,850.

ASRC issued 1,270,000 shares for services to employees. ASRC also issued 300,000 shares to directors for services.

On March 24, 2006, ASRC sold 2,848,000 shares for $419,500 in connection with a Private Placement Memorandum.



ITEM 8


Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

-------------------------------------------------------------------------------
None.

Item 8A.  Controls and Procedures.
----------------------------------------------

         The Company's Chief Executive Officer and Chief Financial Officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of December 31, 2005), that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) do not adequately meet intended objectives and are not effective. As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2006.


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

                                                              Date of
                                 Positions                  Election or
Name                               Held                     Designation
----                               ----                     -----------
Robert C Farr                   President/COO                 11/23/05
                                Director                      10/27/04

Frank Neukomm                   CFO, Director                  2/25/04
                                Secretary                     11/08/04
                                Chairman/CEO                  11/21/05

Robert J Wilson                 Director                      07/21/05

Edward L Davis                  Director                      11/21/05


 Business Experience
---------------------------
               Frank Neukomm (56), Chairman/ CEO, has an extensive background in finance, mergers and acquisitions, and sales and marketing.  Mr. Neukomm has served as a senior executive of brokerage and M & A companies,  software  companies and telecom  companies.
Mr. Neukomm has been instrumental in purchasing or starting companies in industries as diverse as insurance, consumer retail goods, industrial services and wireless telecommunications. Since 1995, Mr. Neukomm has served as President of NeuHaus Advisors, Inc., a consulting firm to the telecommunications industry.

         Robert Farr (60), President/COO has extensive Fortune 500 management experience in a variety of industries. His experience extends to domestic and international finance, marketing, manufacturing and distribution. He is the Principal of Creative Equity Strategies.

         Robert J Wilson, Director, is a CPA and an independent Director who serves as Audit Committee Chairman.

         Edward L. Davis, Director, serves as Chairman of the Company's Hydra Fuel Cell Corporation subsidiary. He is Chief Architect at Intel Corporation and is the principle inventor of the Company's proprietary fuel cell technology.

Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------

          Each of the Company's directors and executive officers filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on or after December 5, 2003, February 25, and November 2004. To the best knowledge of management, all reports required to be filed by members of management under Section 16(a) of the 1934 Act have been filed.

Item 10. Executive Compensation.
--------------------------------------------

Cash Compensation.
---------------------------


Name              Year              Other Comp
Position          Period            Salary
-------------------------------------------------------------------------

Joe Grace           12/31/04      $28,500
CEO                 12/31/05      $34,500

Frank Neukomm       12/31/04      $24,000
CFO, Secretary      12/31/05      $35,000

Robert Farr            10/27/04                  $0
Director  12/31/05                $10,200

         Except as set forth above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 2005 and 2004.

Compensation of Directors
------------------------------------
         Certain Directors were compensated with restricted stock during 2005 for attending meetings and for work performed. Total stock awarded was 2,624,501 shares.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
----------------------------------------------------------------

         The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock, including stock options, outstanding as of the date of this Report, assuming 29,942,807 shares are outstanding:

                                Type of           No. of Shares                                Percentage
    Name & Address             Ownership       Beneficially Owned*                              of Class
Mr. Frank Neukomm                Personal                4,158,676                                   6.74%
9601 Katy Freeway, Suite 220

Houston, TX  77024

Robert Farr                     Corporate                  461,762                                    0.7%
9601 Katy Freeway, Suite 220
Houston, TX 77024

Robert J Wilson                  Personal                  100,000                                      0%
9601 Katy freeway, Suite 220
Houston, TX 77024

Edward L. Davis                  Personal                7,600,000                                 12.312%
9601 Katy freeway, suite 220
Houston, TX 77024

*Mr. Neukomm's share number includes 162,500 shares held by The Neukomm Children's Trust for which he is the trustee. Item 12. Certain Relationships and Related Transactions.
 -----------------------------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company and any director, executive officer, five percent stockholder or associate of any of these persons is or was a party.

Item 13. Principal Accountant Fees and Services
--------------------------------------------------------------

AUDIT FEES

Malone & Bailey were the Company's auditors for the fiscal years ended December 31, 2005 and 2004.

AUDIT FEES

For their audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-Q, Malone & Bailey billed us a total of $9,985 for the fiscal year ended December 31, 2005 and $7,610 for the fiscal year ended December 31, 2004.

TAX FEES

For their review of tax matters, John A. Wilkinson, P.C. billed us a total of $1,500 in 2005 and $1,850 in 2004.

ALL OTHER FEES

John A. Wilkinson, P.C. billed us $ 2,075 related to general accounting services and quarterly filings of Form 10-QSB.

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

                                     PART IV

Item 14. Exhibits and Reports on Form 8-K.
---------------------------------------------------------
         Reports on Form 8-K.
--------------------------------------

             Form 8-K Election of Directors July and November, 2005 Departure of or Change of Corporate Officers or Directors November 2005


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

Date:

                              FORM OF CERFITICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHAGE ACT OF 1934, AS AMENDED

CERTIFICATION

I, Robert C. Farr, certify that:

1. I have reviewed this annual report on Form 10-KSB of AMERICAN SECURITY RESOURCES CORPORATION
2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.
(d) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    /s/Robert C. Farr
      --------------------------------------------------------
        Name:  Robert C. Farr
        Title: President

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