Form 10QSB
period 2006-03-31
American Security Resources Corp.
filed 2006-05-10
CIK 1085069

United States Securities Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB




[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006


[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

      For the transition period from                        to
                                      ----------------------    --------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 71,664,700.

Transitional Small Business Disclosure Format (check one)  [ X ]  Yes    [ ] No

CONTENTS

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements                                                 3
PART II - OTHER INFORMATION
Item 1 - Controls and Procedures                                              9
Item 2 - Precautionary Statement                                              9
PART III - EXHIBITS AND CERTIFICATIONS
Item 1 - Exhibits and Reports on Form 8-K                                    10
Item 2 - Certifications                                                      10

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

              AMERICAN SECURITY RESOURCE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31              December 31
                                                                         2006                    2005
ASSETS                                                                (Unaudited)              (Audited)
                                                                         412,130                 11,585

     Accounts receivable                                                 138                     -

     Prepaid expenses                                                      4,015                  4,015

     Investment available for sale                                       103,846                 138,462

                                                                         ----------------------- -----------------------

     Total current assets                                                520,129                 154,062


     Equipment, net of depreciation of $6,612 and $4,129, respectively   23,989                  15,455

                                                                         ----------------------- -----------------------

     TOTAL ASSETS                                                        544,118                 169,517
                                                                         ======================= =======================

LIABILITIES AND SHAREHOLDERS' DEFICIT

     CURRENT LIABILITIES


     Accounts Payable                                                    30,296                  7,953

     Other current liabilities                                           109,025                 17,525

                                                                         ----------------------- -----------------------

     Total current liabilities                                           139,321                 25,478

     SHAREHOLDERS' EQUITY

     Preferred stock - 1,000,000 shares authorized; $.001 par
           value; no shares issued or
     outstanding                                                         -                       -

     Common stock - 200,000,000 shares authorized; $.001 par value; 61,675,766 and 71,064,700 shares issued and outstanding at
     December 31,2005 and March 31,2006, respectively                    71,065                  61,676


     Additional paid-in capital                                          38,424,989              35,205,849

     Deferred Compensation                                               (130,500)               -

     Accumulated deficit                                                 (37,839,603)            (35,036,948)

     Accumulated other comprehensive loss                                (121,154)               (86,538)


     Total shareholders' equity                                          404,797                 144,039

                                                                         ----------------------- -----------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          544,118                 169,517
                                                                         ======================= =======================


              AMERICAN SECURITY RESOURCE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    Three Months Ended March 31,
                                                                        2006                    2005
                                                                     (Unaudited)          (Unaudited)
                                                                     $2,472,400               44,610

     Research and development expenses                                  330,255                 -

                                                                        ----------------------- ------------------------

     Net loss                                                           2,802,655               44,610

     Other Comprehensive Loss:

     Change in unrealized loss on investment available for sale         (34,616)                -

                                                                        ----------------------- ------------------------
                                                                         $                       $
     Comprehensive Loss                                                 2,837,771               44,610
                                                                        ======================= ========================


                                                                        $                       $
     Loss per share - basic and fully diluted                           (0.04)                  (0.00)


     Weighted average no. of shares outstanding                         65,623,229              35,319,977


              AMERICAN SECURITY RESOURCE CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                                                                                            Other
                                       No. of           Paid-in          Retained       Deferred         Comprehensive
                                       Shares            Capital          Deficit        Compensation         Loss          Total
Balance, December 31, 2005             61,675,766       $35,267,525            $ -      $(35,036,948)      $  (86,538)   $  144,039

Shares Issued for:


        Cash                            6,188,000           825,445                                                         825,445

        Directors' services               700,000           318,500       $(130,500)                                        188,000

        Consulting services             1,370,999           308,755                                                         308,755

        Cashless exercise of
        warrants                        1,129,935                 -                                                               -

        Fair value of warrants
        issued for services                     -         1,775,829                                                       1,775,829


Net loss                                                                                  (2,802,655)                   (2,802,655)


        Other comprehensive loss                                                                              (34,616)     (34,616)

                                  ---------------- ----------------- ---------------- ---------------- ---------------- -----------

Balance , March 31, 2006               71,064,700       $38,496,054       $(130,500)    $(37,839,603)      $ (121,154)   $  404,797
                                  ================ ================= ================ ================ ================ ===========


Less: par value of common stock                              71,065

                                                   -----------------

Additional paid-in capital                               38,424,989
                                                   =================



              AMERICAN SECURITY RESOURCE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Three Months Ended March 31,
                                                                      2006                     2005

                                                                     (Unaudited)       (Unaudited)
Cash flows from operating activities

     Net loss                                                      $ (2,802,655)            $(44,610)

     Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities


        Depreciation and amortization                                    2,483                    572

        Common stock issued for services                                 2,272,584                -

     Change in operating assets and liabilities:

     Accounts receivable                                                 (138)

     Accounts payable                                                    22,343

     Accrued liabilities                                                 91,500                   6,081

                                                                         ------------------------ ------------------------

        Net cash used in operating activities                            (413,882)                (37,957)

Cash flows from investing activities

     Note receivable                                                     -                        100,000

     Purchases of property and equipment                                 (11,017)                 -

                                                                         ------------------------ ------------------------

     Net cash provided from or (used in) operating activities            (11,017)                 100,000

Cash flows from financing activities


     Proceeds from the sale of common stock                              825,445                  -
                                                                         ------------------------ ------------------------

     Net cash provided from or (used in) financing activities            825,445                  -

                                                                         ------------------------ ------------------------

Net change in cash and cash equivalents                                  400,545                  62,043

Cash and cash equivalents, beginning of period                           11,585                   37,852
                                                                          $                        $
Cash and cash equivalents, end of period                                 412,130                  99,895
                                                                         ======================== ========================


                     AMERICAN SECURITY RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of American Security Resources Corporation. and Subsidiary (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2005. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended March 31, 2006 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company transactions have been eliminated.

NOTE 2 - COMMON STOCK

During the three months ended March 31, 2006, the Company issued:

700,000 shares of common stock to its officers and directors in exchange for services performed and recorded compensation expense of $188,500 and a deferred compensation component of equity of $130,500. The amount is equal to the fair value of the shares at the time the Board authorized their issuance,

1,370,999 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $308,752. The expense is equal to the fair value of the shares at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance,

1,129,935 common shares upon the cashless exercise of 1,500,000 warrants,

838,000 common shares pursuant to a Private Placement Memorandum dated January 27, 2006 for total proceeds of $209,500. Subscribers were offered one share of common stock and one five-year warrant with a strike price of $0.50. In connection with the Prive Placement Memorandum, the Company issued warrants to purchase 838,000 shares of its common stock. As of March 31, 2006, the portion of the proceeds the Company received for stock with warrants was $209,500. The Company estimated the relative fair value of the warrants associated with the Private Placement Memorandum using the Black Scholes method with a computed volatility rate of 241% and a discount rate of 4.7%. The Company then allocated the portion of the proceeds to the fair value of the stock was $95,651 and the relative fair value of the warrants of was $113,849.

2,100,000 common shares in exchange for $210,000 in cash,

3,250,000 common shares upon exercise of options granted to consultants pursuant to their consulting arrangements. The exercise of these options resulted in proceeds of $405,944 to the Company.

NOTE 3 - STOCK BASED COMPENSATION

The Company issued options to purchase 5,500,000 shares of common stock granted to certain officers and directors. Prior to December 31, 2005, we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective December 15, 2005, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. The Company had not issued any options to employees in the prior periods thus, there was no impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense of $1,038,363 was recognized during the period ended March 31, 2006.

These warrants expire in five years from the grant date, contain a cashless option, and have a strike price of $0.19. The Company estimated the relative fair value of these warrants using the Black Scholes method with a computed volatility rate of 240% and a discount rate of 4.7%.

NOTE 4  - WARRANTS AND OPTIONS

During the three months ended March 31, 2006, the Company granted warrants as follows:

warrants to purchase 838,000 shares of common stock pursuant to a Private Placement Memorandum dated January 27, 2006 whereby subscribers purchased one share of common stock and received one warrant to purchase one common share with a strike price of $0.50. The warrants have no cashless option and expire in five years from the grant date, warrants to purchase 3,000,000 shares pursuant to a consulting contract with a strike price equal to 70% of the value weighted average price of the lowest eight days of the prior twenty trading days. These warrants vested immediately and had a term of 90 days. The Company estimated the relative fair value of these warrants using the Black Sholes method with a computed volatility rate ranging from 183% to 240% and a discount rate of 4.3%. The relative fair value of these warrants was estimated to be $737,503 and is included in general and adminstrative expenses for the period ending March 31, 2006. All of these warrants were exercised during the period for $385,945.

Options to purchase 5,500,000 were granted to certain officers and directors on 1/23/06. These options have a cashless exercise feature and expire five years from the grant date.

Outstanding warrants and options as of March 31, 2006 are as follows:

    Grant      Expiration    Exerc.    Outstanding         New                      Outstanding
    Date          Date        Price     12/31/05         Grants       Exercises      03/31/06
  05/04/04      12/31/06       $0.30      2,500,000                                    2,500,000

  10/28/04      10/28/06        0.30      2,000,000                     1,500,000        500,000

  05/04/04      12/31/06        0.40      2,500,000                                    2,500,000

  05/04/04      12/31/06        0.50      2,500,000                                    2,500,000

  05/04/04      12/31/06        0.60      2,500,000                                    2,500,000

  05/04/04      12/31/06        0.70      2,500,000                                    2,500,000

  05/04/04      12/31/06        0.80      2,500,000                                    2,500,000

  05/04/04      12/31/06        0.90      2,500,000                                    2,500,000

  03/24/06      04/01/11        0.50                        838,000                      838,000

  01/23/06      01/23/11        0.19                      4,000,000                    4,000,000

  01/23/06      01/23/11        0.19                      1,000,000                    1,000,000

  01/23/06      01/23/11        0.19                        500,000                      500,000
  01/11/06      04/11/06        0.07                        500,000       500,000              -
  01/27/06      04/27/06        0.11                        500,000       500,000              -
  02/01/06      05/01/06        0.11                        500,000       500,000              -
  02/21/06      05/21/06        0.16                        500,000       500,000              -
  03/02/06      06/02/06        0.18                        500,000       500,000              -
  03/29/06      06/29/06        0.14                        500,000       500,000              -
                                      -------------- --------------- ------------- --------------

Totals                                   19,500,000       9,338,000     4,500,000     24,338,000
                                      -------------- --------------- ------------- --------------

No warrants were forfeited during the period.

NOTE 5 - RELATED PARTY TRANSACTIONS

$55,000 of unpaid salaries to officers and directors is included in "Other accrued liabilities" at March 31, 2006.

NOTE 6 - SUBSEQUENT EVENTS

As of the filing of this report, there were no material subsequent events occuring after March 31, 2006.


Item 2 -  Management's Discussion and Analysis and Plan of Operation

Plan of Operation.

Management continues to provide funding and oversight to the Company's wholly-owned subsidiary, Hydra Fuel Cell Corp. During the first quarter, management raised over $750,000 through private placements of the Company's common stock to fund the development of the HydraStaxTM fuel cells which employ the Company's proprietary technology. Management expects to continue the funding of its fuel cell business through placements of its stock.

Management continues to review acquisition opportunities that would enhance its fuel cell offerings, expand its offerings in alternative energy production or represent opportunities in homeland security or national defense.

Management's Discussion and Analysis Results of Operations and Financial
Condition

The Company had no revenues for the quarter ended March 31, 2005 and 2006.

The Company incurred $2,472,400 of general and administrative expenses for the three months ended March 31, 2006 as compared with $44,610 for the same period in 2005. In addition, the Company incurred $330,255 in research and development costs in its Hydra Fuel Cell subsidiary relating to the development of its HydraStax hydrogen fuel cell. These expenses include $2,273,084 of stock issued for compensation to outside vendors, contractors and certain officers and directors.

The Company had a net loss of $2,802,655, or $0.04 per share, for the three months ended March 31, 2006; as compared with a net loss of $44,610, or $0.00 per share for the three months ended March 31, 2005.

At March 31,2006, the Company had $412,130 of cash and cash equivalents.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, except that adjustments were required by our auditors in their review. We are reviewing our accounting procedures to ensure that future adjustments are not required.

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

PART III - EXHIBITS AND CERTIFICATIONS

Item 1 - Exhibits and reports on form 8-K.

We filed one Form 8-K during the period covered by this Form 10-QSB on January 21, 2006 concerning change on management.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, here unto duly authorized.


AMERICAN SECURITY RESOURCES CORPORATION


Date:             May 10, 2006                Date:    May 10, 2006


Signature:        /s/     Frank Neukomm                /s/ Randall Newton
                  ---------------------                ------------------
                  Frank Neukomm, CEO                   Randall Newton, CFO

Item 2 - Certifications

CERTIFICATION OF FRANK NEUKOMM (CEO) AND RANDALL NEWTON (CFO)
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB of American Security Resources Corporation, Inc. and Subsidiary for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

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

Date:/s/ May 10, 2006                    Date:/s/ May 10, 2006
     ------------------------------            ------------------------------
      /s/Randall Newton, CFO                   /s/Frank Neukomm, CEO
      -----------------------------            ------------------------------

Certification  of Frank  Neukomm & Randall  Newton  Pursuant  to 18 U.S.C.
Section  1350,  As Adopted  Pursuant  to Section 906 of the
Sarbanes-Oxley Act of 2002

I Frank Neukomm, Chief Executive Officer, and I Randall Newton, CFO, of American Security Resources Corporation, Inc. and Subsidiary (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Quarterly Report on Form 10-QSB of the Company for the period ended March 31, 2006 (the "Report"), fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)); and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 10, 2006

By: /s/ Frank Neukomm               By: /s/ Randall Newton
   ---------------------               ----------------------
   Frank Neukomm                        Randall Newton
    Chief Executive Officer             Chief Financial Officer