Form 10QSB/A
period 2006-03-31
American Security Resources Corp.
filed 2006-05-15
CIK 1085069

United States Securities Exchange Commission
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                   Form 10-QSB


[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006


[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                        For the transition period from to
                        Commission File Number 000-27419

                     American Security Resources Corporation

        (Exact name of small business issuer as specified in its charter)


           Nevada                                        90-0179050
(State or other jurisdiction of
incorporation or organization                IRS Employer Identification Number




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


             AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31              December 31
                                                                                  2006                    2005
(Unaudited) (Audited)
ASSETS
Cash in bank                                                                            412,130                  11,585

Accounts receivable                                                                         138                       -

Prepaid expenses                                                                          4,015                   4,015

Investment available for sale                                                           103,846                 138,462

                                                                         ----------------------- -----------------------

Total current assets                                                                    520,129                 154,062


Equipment, net of depreciation of $6,612 and $4,129, respectively                        23,989                  15,455

                                                                         ----------------------- -----------------------

TOTAL ASSETS                                                                            544,118                 169,517
                                                                         ======================= =======================

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES


Accounts Payable                                                                         30,296                   7,953

Other current liabilities                                                               109,025                  17,525

                                                                         ----------------------- -----------------------

Total current liabilities                                                               139,321                  25,478

SHAREHOLDERS' EQUITY

Preferred stock - 1,000,000 shares authorized; $.001 par
      value; no shares issued or
outstanding                                                                                   -                       -

Common stock - 200,000,000 shares authorized; $.001 par value; 61,675,766 and
71,064,700 shares issued and outstanding at December
31,2005 and March 31,2006, respectively                                                  71,065                  61,676


Additional paid-in capital                                                           38,424,989              35,205,849

Deferred Compensation                                                                 (130,500)                       -

Accumulated deficit                                                                (37,839,603)            (35,036,948)

Accumulated other comprehensive loss                                                  (121,154)                (86,538)


Total shareholders' equity                                                              404,797                 144,039

                                                                         ----------------------- -----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              544,118                 169,517
                                                                         ======================= =======================


             AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                 Three Months Ended March 31,
                                                                                 2006                    2005
(Unaudited) (Unaudited)


General and administrative expenses                                                  2,472,400                   44,610

Research and development expenses                                                      330,255                        -

                                                                        ----------------------- ------------------------

Net loss                                                                             2,802,655                   44,610

Other Comprehensive Loss:

Change in unrealized loss on investment available for sale                            (34,616)                        -

                                                                        ----------------------- ------------------------

Comprehensive Loss                                                                   2,837,771                   44,610
                                                                        ======================= ========================


Loss per share - basic and fully diluted                                                (0.04)                   (0.00)


Weighted average no. of shares outstanding                                          65,623,229               35,319,977




             AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                                                                                          Other
                                   No. of           Paid-in          Retained         Deferred        Comprehensive
                                   Shares           Capital           Deficit        Compensation          Loss            Total
Balance, December 31, 2005       61,675,766        35,267,525          -             (35,036,948)         (86,538)         144,039

Shares Issued for:

Cash                              6,188,000           825,445                                                              825,445

Directors' services                 700,000           318,500          (130,500)                                           188,000

Consulting services               1,370,999           308,755                                                              308,755


Cashless exercise of warrants     1,129,935                 -                                                                    -

Fair value of warrants
issued for services                       -         1,775,829                                                            1,775,829

Net loss                                                                              (2,802,655)                      (2,802,655)


Other comprehensive loss                                                                                  (34,616)        (34,616)

                               ------------- ----------------- ------------------ ---------------- ---------------- ---------------

Balance , March 31, 2006         71,064,700        38,496,054          (130,500)     (37,839,603)        (121,154)         404,797
                               ============= ================= ================== ================ ================ ===============

Less: par value of common
stock                                                  71,065
                                             -----------------

Additional paid-in capital                         38,424,989
                                             =================




             AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        Three Months Ended March 31,
                                                                                        2006                     2005
                                                                                    (Unaudited)               (Unaudited)
Cash flows from operating activities

Net loss                                                                             (2,802,655)                 (44,610)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities


Depreciation and amortization                                                              2,483                      572

Common stock issued for services                                                       2,272,584                        -

Change in operating assets and liabilities:

Accounts receivable                                                                        (138)

Accounts payable                                                                          22,343

Accrued liabilities                                                                       91,500                    6,081

                                                                         ------------------------ ------------------------

Net cash used in operating activities                                                  (413,882)                 (37,957)

Cash flows from investing activities

Note receivable                                                                                -                  100,000

Purchases of property and equipment                                                     (11,017)                        -

                                                                         ------------------------ ------------------------

Net cash provided from or (used in) operating activities                                (11,017)                  100,000

Cash flows from financing activities


Proceeds from the sale of common stock                                                   825,445                        -
                                                                         ------------------------ ------------------------

Net cash provided from or (used in) financing activities                                 825,445                        -

                                                                         ------------------------ ------------------------

Net change in cash and cash equivalents                                                  400,545                   62,043

Cash and cash equivalents, beginning of period                                            11,585                   37,852

Cash and cash equivalents, end of period                                                 412,130                   99,895
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

838,000 common shares pursuant to a Private Placement Memorandum dated January 27, 2006 for total proceeds of $209,500. Subscribers were offered one share of common stock and one five-year warrant with a strike price of $0.50. In connection with the Private Placement Memorandum, the Company issued warrants to purchase 838,000 shares of its common stock. As of March 31, 2006, the portion of the proceeds the Company received for stock with warrants was $209,500. The Company estimated the relative fair value of the warrants associated with the Private Placement Memorandum using the Black Scholes method with a computed volatility rate of 241% and a discount rate of 4.7%. The Company then allocated the portion of the proceeds to the fair value of the stock was $95,651 and the relative fair value of the warrants of was $113,849.

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

NOTE 4  - WARRANTS AND OPTIONS

During the three months ended March 31, 2006, the Company granted warrants as follows:

warrants to purchase 838,000 shares of common stock pursuant to a Private Placement Memorandum dated January 27, 2006 whereby subscribers purchased one share of common stock and received one warrant to purchase one common share with a strike price of $0.50. The warrants have no cashless option and expire in five years from the grant date, warrants to purchase 3,000,000 shares pursuant to a consulting contract with a strike price equal to 70% of the value weighted average price of the lowest eight days of the prior twenty trading days. These warrants vested immediately and had a term of 90 days. The Company estimated the relative fair value of these warrants using the Black Sholes method with a computed volatility rate ranging from 183% to 240% and a discount rate of 4.3%. The relative fair value of these warrants was estimated to be $737,503 and is included in general and administrative expenses for the period ending March 31, 2006. All of these warrants were exercised during the period for $385,945.

Options to purchase 5,500,000 were granted to certain officers and directors on 1/23/06. These options have a cashless exercise feature and expire five years from the grant date.

Outstanding warrants and options as of March 31, 2006 are as follows:

    Grant      Expiration    Exerc.    Outstanding         New        Exercises     Outstanding
    Date          Date        Price     12/31/05         Grants                      03/31/06
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

NOTE 6 - SUBSEQUENT EVENTS

As of the filing of this report, there were no material subsequent events occurring after March 31, 2006.


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


AMERICAN SECURITY RESOURCES CORPORATION

Date:              May 10, 2006               Date:     May 10, 2006

Signatures:        /s/ Frank Neukomm                    /s/ Randall Newton
                   ---------------------                -----------------------
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


Date:              May 10, 2006               Date:     May 10, 2006

Signatures:        /s/ Frank Neukomm                    /s/ Randall Newton
                   ---------------------                -----------------------
                   Frank Neukomm, CEO                   Randall Newton, CFO

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


Date:              May 10, 2006               Date:     May 10, 2006

Signatures:        /s/ Frank Neukomm                    /s/ Randall Newton
                   ---------------------                -----------------------
                   Frank Neukomm, CEO                   Randall Newton, CFO