Form 10QSB
period 2006-07-31
American Security Resources Corp.
filed 2006-08-11
CIK 1085069

United States Securities Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _______________________ to ___________________

Commission File Number 000-27419

American Security Resources Corporation

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

90-0179050

IRS Employer Identification No

9601 Katy Freeway

Suite 220

Houston, TX 77024

(Address of principal executive offices)

Issuer’s telephone number: (713) 465-1001

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 82,497,992 as of August 9, 2006.

Transitional Small Business Disclosure Format (check one) ☒ Yes	☐ No

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Item 2 – Controls and Procedures

Item 3 – Precautionary Statement

PART III – EXHIBITS AND CERTIFICATIONS

Item 1 – Exhibits and Reports on Form 8-K

Item 2 – Certifications

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN SECURITY RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31 2005
ASSETS
Cash in bank	$ 42,940	$ 11,585
Accounts receivable	-	-
Prepaid expenses	4,015	4,015
Investment available for sale	8,310	138,462

Total current assets	55,265	154,062

Equipment, net of depreciation of $11,805 and $4,129, respectively	120,132	15,455

TOTAL ASSETS	$ 175,397	$ 169,517

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 63,565	$ 7,953
Other current liabilities Line of credit	3,910 10,000	17,525 -

Total current liabilities	77,475	25,478

SHAREHOLDERS’ EQUITY
Preferred stock - 1,000,000 shares authorized; $.001 par
value; no shares issued or outstanding	-	-

Common stock - 200,000,000 shares authorized; $.001 par value; 61,675,766 and 75,647,992 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	75,648	61,676

Additional paid-in capital	39,413,426	35,205,849
Deferred compensation	(86,668)	-
Accumulated deficit	(39,087,794)	(35,036,948)
Accumulated other comprehensive loss	(216,690)	(86,538)

Total shareholders’ equity	97,922	144,039

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 175,397	$ 169,517

AMERICAN SECURITY RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)

General and administrative expenses	$ 872,556	$ 1,980,325	$ 3,344,956	$2,024,935
Research and development expenses	375,635	-	705,890	-

Net loss	1,248,191	1,980,325	4,050,846	2,024,935

Other Comprehensive Loss:
Unrealized loss on investment available for sale	95,536	-	130,152	-

Comprehensive Loss	$ 1,343,727	$ 1,980,325	$ 4,180,998	$ 2,024,935

Loss per share - basic and fully diluted	$ (0.02)	$ (0.05)	(0.06)	$ (0.06)

Weighted average no. of shares outstanding	72,820,796	37,436,233	70,115,092	36,378,105

AMERICAN SECURITY RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	No. of Shares	Paid-in Capital	Retained Deficit	Other Comprehensive Loss	Deferred Compensation	Total
Balance, December 31, 2005	61,675,766	$ 35,267,525	$ (35,036,948)	$ (86,538)	$ -	$ 144,039

Shares Issued for:

Cash	9,238,000	1,157,425				1,157,425

Directors’ services	700,000	175,175			(86,668)	88,507

Consulting services	2,270,999	657,578				657,578

Cashless exercise of warrants	1,129,935	-				-

Shares for accrued liabilities	633,292	132,539				132,539

Fair value of warrants issued for services	-	2,098,832				2,098,832

Net loss			(4,050,846)			(4,050,846)

Other equity items				(130,152)		(130,152)

Balance , June 30, 2006	75,647,992	39,489,074	$ (39,087,794)	$ (216,690)	$ (86,668)	$ 97,922

Less: par value of common stock		75,648

Additional paid-in capital		$ 39,413,426

AMERICAN SECURITY RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30, 2006 (Unaudited)	June 30, 2005 (Unaudited)

Cash flows from operating activities
Net loss	$ (4,050,846)	$ (2,024,935)

Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	7,676	1,137
Common stock issued for outside services	746,085	444,887
Stock option and warrant expense	2,098,832	1,505,897
Change in operating assets and liabilities:
Accounts payable	70,612	(1,331)
Accrued liabilities	103,924	(3,381)

Net cash provided/(used) in operating activities	(1,023,717)	(77,726)

Cash flows from investing activities
Collection of note receivable	-	100,000
Purchases of property and equipment	(112,353)	-

Net cash provided from or (used in) investing activities	(112,353)	100,000

Cash flows from financing activities
Proceeds from the sale of common stock Borrowings under line of credit	1,157,425 10,000	77,000 -
	1,167,425	77,000
Net change in cash and cash equivalents	31,355	99,274
Cash and cash equivalents, beginning of period	11,585	37,852
Cash and cash equivalents, end of period	$ 42,940	$ 137,126

Supplemental disclosures of non-cash information:
Common stock issued for the retirement of account payables and accrued liabilities	$ 132,539	$ 48,500

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of American Security Resources Corporation have been prepared by American Security without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with American Security’s audited consolidated financial statements and notes thereto included in American Security’s Form 10KSB for the year ended December 31, 2005. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended June 30, 2006 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of American Security include the accounts of American Security and its wholly-owned subsidiary, Hydra Fuel Cell, Inc. All significant inter-company transactions have been eliminated.

NOTE 2 – GOING CONCERN

American Security has incurred losses totaling $39,087,794 through June 30, 2006 and had limited working capital at June 30, 2006. Because of these conditions, American Security will require additional working capital to continue operations and develop the business. American Security intends to raise additional working capital either through private placements or other financing arrangements.

There are no assurances that American Security will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional fianncing through private placements or other financing arrangements to support American Security’s working capital requirements. To the extent that funds generated from any private placements or other financing arrangements are insufficient, American Security will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on the terms acceptable to American Security. If adequate working capital is not available, American Security may not continue its operations or execute its business plan.

These conditions raise substantial doubt about American Security’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should American Security be unable to continue as a going concern.

NOTE 3 - COMMON STOCK

During the quarters ended March 31, 2006 and June 30, 2006, American Security issued:

•

900,000 and 1,370,999 common shares, respectively, to external parties in exchange for consulting and legal services and recorded a total expense of $205,500 and $452,078, respectively. The expense is equal to the fair value of the shares at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance,

•	2,938,000 and 300,000 common shares, respectively, to a private investor for $419,500 and $30,000, respectively, in cash.

•

2,750,000 and 3,250,000 common shares, respectively, upon exercise of options granted to consultants pursuant to their consulting arrangements. The exercise of these options resulted in proceeds of $301,981 and $405,944, respectively, to American Security.

•	633,292 shares for accrued salary amounts to directors, officers, and certain individuals under contract labor. The reduction of previous period liability accruals totaled $132,539.

NOTE 4 – STOCK BASED COMPENSATION

American Security issued options to purchase 5,500,000 shares of common stock to certain officers and directors during the three month period March 31, 2006 and issued no options during the three month period ended June 30, 2006. Prior to December 31, 2005, we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective December 15, 2005, American Security has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. American Security had not issued any options to employees in the prior periods thus, there there was no impact of adopting the new standard and the pro-forma disclosure was not necessary. As a result of the adoption of FAS 123R, stock-based compensation expense of $0 and $1,038,363 was recognized for the three and six months ended June 30, 2006, respectively.

NOTE 5 - WARRANTS AND OPTIONS

During the six-months ended June 30, 2006, American Security granted options and warrants as follows:

Options to purchase 6,000,000 shares pursuant to a consulting contract with a strike price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days. These options vested immediately and had a term of 90 days. American Security estimated the relative fair value of these options using the Black Sholes method with a computed volatility rate ranging from 15% to 39% and a discount rate of 4.3%. The relative fair value of these options was estimated to be $323,000 and $737,469 and is included in general and administrative expenses for the three and six months ended June 30, 2006, respectively.

Of these options granted, 2,750,000 were exercised during the quarter ended June 30, 2006, resulting in proceeds to American Security in the amount of $301,981. The option to purchase the 250,000 remainder expires August 30, 2006.

Outstanding warrants and options as of June 30, 2006 are as follows:

Grant Date	Expir. Date	Exerc. Price	Outsanding 03/31/06	New Grants	Exercises	Oustanding 06/30/06
05/04/04	12/31/06	$ 0.30	2,500,000			2,500,000
10/28/04	10/28/06	0.30	500,000		-	500,000
05/04/04	12/31/06	0.40	2,500,000			2,500,000
05/04/04	12/31/06	0.50	2,500,000			2,500,000
05/04/04	12/31/06	0.60	2,500,000			2,500,000
05/04/04	12/31/06	0.70	2,500,000			2,500,000
05/04/04	12/31/06	0.80	2,500,000			2,500,000
05/04/04	12/31/06	0.90	2,500,000			2,500,000
03/29/06	04/01/11	0.50	838,000			838,000
01/23/06	01/23/11	0.19	4,000,000			4,000,000
01/23/06	01/23/11	0.19	1,000,000			1,000,000
01/23/06	01/23/11	0.19	500,000			500,000
04/01/06	06/30/06	0.15		500,000	500,000	-
05/01/06	07/30/06	0.13		500,000	500,000	-
06/01/06	08/30/06	0.08		500,000	500,000	-
04/01/06	06/30/06	0.10		500,000	500,000	-
05/01/06	07/30/06	0.10		500,000	500,000	-
06/01/06	08/30/06	0.10		500,000	250,000	250,000

Totals			24,338,000	3,000,000	2,750,000	24,588,000

No warrants were forfeited during the period.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the quarter ended June 30, 2006, American Security was named as a defendant in a civil lawsuit alleging patent infringement. It is too soon to determine the potential impact, if any, on American Security’s financial position.

During the quarter ended June 30, 2006, American Security’s wholly owned subsidiary Hydra Fuel Cells, Inc. entered into a line of credit facility with a third party financing institution for $50,000. The payment terms are minimum monthly payments at 1% of the outstanding balance plus accured interest. The facility has a 12.24% annual percentage rate of interest. As of June 30, 2006, Hydra had borrowed $10,000 on the credit line leaving an available balance of $40,000. This amount is presented in accrued liabilities on the balance sheet.

NOTE 7 - SUBSEQUENT EVENTS

As of the filing of this report, there were no material subsequent events occurring after June 30, 2006.

Item 2 - Management’s Discussion and Analysis and Plan of Operation

Plan of Operation.

Management continues to provide funding and oversight to our wholly-owned subsidiary, Hydra Fuel Cell Corp. During the six months ended June 30, 2006, management has raised over $1.2 million through private placements of our common stock and other instruments to fund the development of the HydraStaxTM fuel cells which employ our proprietary technology. Management expects to continue the funding of its fuel cell business through placements of its stock.

During the second quarter, 2006, we entered into negotiations to acquire a photovoltaic company which owns significant intellectual property and produces photovoltaic products for the alternative energy industry.

We continue to review acquisition opportunities that would enhance its fuel cell offerings, expand its offerings in alternative energy production or represent opportunities in homeland security or national defense.

Management’s Discussion and Analysis Results of Operations and Financial Condition

We had no revenues for the quarter ended June 30, 2005 and 2006.

We incurred $3,344,956 of general and administrative expenses for the six months ended June 30, 2006, as compared with $2,024,935 for the same period in 2005. In addition, we incurred $705,889 in research and development costs in its Hydra Fuel Cell subsidiary relating to the development of its HydraStax hydrogen fuel cell. These expenses include $2,844,917 of stock and options issued for compensation to outside vendors, contractors and certain officers and directors.

We had a net loss of $4,050,846, or $0.06 per share, for the six months ended June 30, 2006; as compared with a net loss of $2,024,935, or $0.06 per share for the three months ended June 30, 2005. At June 30, 2006, we had $42,940 of cash and cash equivalents.

During June, our subsidiary, Hydra Fuel Cells, Inc. procured a $50,000 line of credit with Bank of America. As of June 30, 2006, Hydra had drawn $10,000 on the credit line, leaving and available balance of $40,000.

Item 1 – LEGAL PROCEEDINGS

During the quarter ended June 30, 2006, we were named as defendant in a civil suit by Relion, Inc. in Spokane, Washington, alleging patent infringement. Our legal counsel believes the suit has little or no chance of success.

Item 2 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 3 - PRECAUTIONARY STATEMENT

This form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate, and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding our intent, belief or current expectations of our Company, our directors or officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that a ny such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by governmental regulations; (iii) any adverse effect on our continued positive cash flow and our abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business; (v) any inability of us to successfully conduct our business in new markets; and (vi) other risks including those identified in our filing with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

PART III – EXHIBITS AND CERTIFICATIONS

Item 1 – Exhibits and reports on form 8-K.

We filed no forms 8-K during the three months ended June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, here unto duly authorized.

AMERICAN SECURITY RESOURCES CORPORATION

Date:	ENTER DATE HERE	Date:	ENTER DATE HERE

Singature:	/s/ Frank Neukomm	/s/ Randall Newton
	Frank Neukomm, CEO	Randall Newton, CFO

Item 2 – Certifications

CERTIFICATION OF FRANK NEUKOMM (CEO) AND RANDALL NEWTON (CFO)

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB of American Security Resources Corporation, Inc. and Subsidiary for the three and six months ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

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

4. The registrant’s other certifying officers and us are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and us have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

Date:/s/August 10, 2006	Date:/s/August 10, 2006
/s/Frank Neukomm	/s/Randall Newton
Frank Neukomm, CEO	Randall Newton, CFO

Certification of Frank Neukomm & Randall Newton Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I Frank Neukomm, Chief Executive Officer, and I Randall Newton, CFO, of American Security Resources Corporation, Inc. and Subsidiary (the “Company”), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)   The Quarterly Report on Form 10-QSB of American Security for the period ended June 30, 2006 (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)); and

(2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of American Security.

Date: FILING DATE	By: /s/ Frank Neukomm	By: /s/ Randall Newton
	Frank Neukomm	Randall Newton
	Chief Executive Officer	Chief Financial Officer