Form 10KSB/A
period 2005-12-31
American Security Resources Corp.
filed 2006-11-01
CIK 1085069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

             ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

             ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27419

AMERICAN SECURITY RESOURCES CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	90-0179050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 Katy Freeway, Suite 220 Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 465-1001

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $.001 Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

Issuer’s revenues for the fiscal year ended December 31, 2005, were $0.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of December 31, 2005 based upon the average bid and asked price as of such date on the OTC Bulletin Board was $8,672,654.

The Registrant’s common stock outstanding as of December 31, 2005 was 61,700,766 shares.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

AMERICAN SECURITY RESOURCES CORPORATION

INDEX TO FORM 10-KSB/A
December 31, 2005

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS
-----------------------------------------------------
Overview

AMERICAN SECURITY RESOURCES CORPORATION (the “Company” or ARSC) is a holding company with a wholly owned subsidiary, Hydra Fuel Cell Corporation, that is developing advanced hydrogen fuel cells based on its proprietary intellectual property. Hydra is in the development stage of its fuel cell, and is refining and fine tuning the design to maximize output, efficiency and minimize heat generated to provide maximum life of the unit. Hydra has designed two models of its fuel cell, the first to be used as either backup power or in some cases primary power for remote radio transmission facilities and cell phone towers. The second is a larger unit which can be used for backup power in critical commercial operations such as hospitals, computer centers and emergency operations centers.

Hydra is concentrating on a “Proton Exchange Membrane” PEM fuel cell which utilizes a specialized flexible milar film which allows the electron which is split from the Hydrogen atom to pass through the membrane onto the “Cathode”. This stream of electrons develops a continuous flow which becomes the electrical power output of the fuel cell.

The design of Hydra’s fuel cell is a unique design because it utilizes a Silicon board which has been laser drilled with thousands of tiny holes. The design also includes a proprietary gasket and manifold which supplies Hydrogen across the entire area of the PEM, thus significantly increasing the efficiency of the unit. Hydra’s target markets are stationery fuel cells between 500 watts and 40 Kw and can be used as either backup power sources or primary power sources.

The Company’s Internet address is http://www.americansecurityresources.com. Information contained on the Company’s web site is not a part of this report. The Company’s stock is traded on the OTC Bulletin Board under the symbol “ARSC.”

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

The Company’s Products and Services
--------------------------------------------------
The Company is developing hydrogen fuel cells which it expects to begin delivering in the fourth quarter of 2006.

Employees
--------------
As of December 31, 2005, the Company had two full-time employees. None of the Company’s employees is covered by any collective bargaining agreements. Management believes that its relations with its employees are good and the Company has not experienced any work stoppages attributable to employee disagreements.

The Company’s subsidiary, Hydra Fuel Cell Corporation, has approximately twelve employees or contractors working on the development of the Company’s proprietary HydraStax™ hydrogen fuel cells.

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

Limited Staff
-------------------
The Company has two officers and two additional directors charged with the responsibility of executing the Company’s business strategy. Any death, injury or other incapacity of one or more of them could adversely affect the Company’s ability to complete its business strategy.

Volatility of Stock Market
----------------------------------
There have been significant fluctuations in the market price for the Company's common stock. Factors such as variations in the Company's revenues, earnings, if any, and cash flow and announcements of innovations or acquisitions by the Company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have particularly affected companies in the network security services markets and homeland security services, resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Company’s common stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------------------------------------------------------
On November 21, 2005, the Company held a shareholders meeting at which the Company’s Chairman Joe Grace announced his resignation. The Board selected Frank Neukomm, the Company’s CFO, as Chairman. The shareholders approved the Company’s “Incentive Stock Plan”, approved the appointment of Malone & Bailey as the Company’s auditors and elected Mr. Neukomm as a Director for a two year term and Robert Wilson and Bob Farr as Directors for one year terms

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------------------

Market Information.
---------------------------
  The Company’s common stock trades on the OTC Bulletin Board under the symbol “ARSC”. The market for the Company’s common stock on the OTC Bulletin Board is limited, sporadic and highly volatile.

The following quotations were provided by the OTC Bulletin Board for the Company’s common stock for the last two years. The quotations represent inter-dealer prices and do not necessarily represent actual transactions. These quotations do not reflect dealer markups, markdowns or commissions.

Quarter ended:	High	Low
--------------	----	---
December 31, 2005	$0.27	$0.10
September 30, 2005	$0.24	$0.04
June 30, 2005	$0.45	$0.10
March 31, 2005	$0.55	$0.30

December 31, 2004	$0.55	$0.36
September 30, 2004	$0.69	$0.30
June 30, 2004	$0.75	$0.30
March 31, 2004	$1.10	$0.45

Holders
-----------
The number of record holders of the Company's securities as of the date of this Report is approximately 319.

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

Recent Sales of Unregistered Securities
--------------------------------------------------

Pursuant to a consulting agreement dated May 1, 2005, the Company issued 1,211,765 shares to Timothy J. Connolly on May 10, 2005 and pursuant to a Warrant granted under the consulting agreement the Company issued an additional 1,000,000 shares on June 20, 2005. In addition to certain consulting services the Company received $77,000 as consideration for these shares.

On June 15, 2005 pursuant to an authorization of the Board of Directors the Company issued shares to certain officers and directors of the Company in lieu of unpaid salary and fees. The share and dollar amounts are as follows: Joe Grace 578,571 shares $40,500; Frank Neukomm 342,857 shares $24,000; Robert Farr 321,429 shares $22,500.

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

On August 20, 2005, the Company issued 1,500,000 shares to Brewer & Pritchard, P.C. pursuant to a 3/a/9 transaction to pay legal fees. The fee amount was $81,094.

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

On November 29,2005, the Company issued 1,500,000 shares to Wall Street Inside Reporter, Inc. in an equal exchange for 46,154 shares of Strategic Growth Ventures Inc. (SGWV.PK) as part of a consulting services agreement.

On December 8 and 12, 2005, pursuant to a consulting services agreement with OTC Services, Inc., the Company issued 1,400,000 shares to OTC Services, Inc. and 1,400,000 shares to Darrel T. Uselton.

On December 22, 2005, pursuant to its consulting agreement with AEDC, the Company issued 500,000 shares to Jonathan Gilchrist.

The above transactions were completed pursuant to either Section 4(2) of the Securities Act or Rule 506 of Regulation D of the Securities Act or Rule 506 of Regulation D of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each investor either received adequate information about the Company or had access to such information. The Company determined that each investor had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

With respect to issuances made pursuant to Regulation D of the Securities Act, the Company determined that each purchaser was an “accredited investor” as defined in Rule 501(a) under the Securities Act, or if such investor was not an accredited investor, that such investor received the information required by Regulation D.

All sales of the Company’s securities were made by officers of the Company who have received no commission or other remuneration for the solicitation of any person in connection with the respective sales of the securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to sale, or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in these transactions.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------------------------------

Overview.
-------------
ASRC hired the three design engineers on October 28, 2005 through a purchase agreement described as the acquisition of eGO Design, Inc. which was the development-stage entity that the design engineers owed at the time. Up to that point, the engineers had spent time planning the development of a proto-type hydrogen fuel cell technology. ASRC hired these individuals to continue developing this technology. Although legally, the transaction was structured as a purchase agreement where ASRC exchanged shares for all the outstanding shares in EGO Design, the substance of the tranaction was a “hiring bonus” paid by ASRC to these design engineers in the form of ASRC stock. The accounting treatment of the transaction resulted in a recognition of compensation expense in the amount of $2,040,000, an amount equal to the market value of ASRC stock issued on the date of the transaction.

Prior to completing the transaction on October 28, 2005, the Company completed extensive due diligence on the fuel cell market and PEM based hydrogen fuel cells in particular and determined that the engineers had developed unique technology ideas worthy of development.

As of December 31, 2005 Hydra had designed, assembled and tested a successful prototype of the Company’s proprietary fuel cell concept.

In 2006, we intend to continue development of prototypes and conduct internal testing. We expect to submit the HydraStax™ unit to CSA International for certification in September of 2006, after which we can begin production of the units for sale. We further expect to begin shipping certified units immediately after CSA certification. To accomplish this, we will need to raise approximately $5 million to fund the research and development of the hydrogen fuel cell, and to produce and sell enough units to bring the endeavor to the point of self-sufficiency.

The Company generated no substantive revenue in 2005, beyond the interest it earned on its bank deposits. As discussed in Note 2, the Company has incurred recurring losses from continuing operations. We are continuing to pursue the raising of capital, through private placements of Company common stock, to fund the Company’s current expenses and projected development and production costs. However, there is no certainty that management will be successful in these efforts. If we are unable to raise the capital required to fund these items it is likely that the Company will be unable to remain as a going concern.

In February, 2005, the Company collected its note receivable from Superior Protection Inc. The principal amount due was $200,000 and was paid to the Company as $100,000 cash and the return of 500,000 shares of the Company’s common stock which were cancelled. The market value of the shares at the time was approximately $150,000.

Critical Accounting Policies
------------------------------------
Revenue Recognition

The Company recognizes revenue when products and services are delivered.

Accounting for Stock-Based Compensation

Prior to December 31, 2005, we accounted for stock-based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective December 15, 2005, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. The Company had not issued any options to employees in the prior periods thus, there was no impact of adopting the new standard.

The Company follows the disclosure requirements of Financial Accounting Standards No. 123 as amended by FASB Statement No.148.

Recognition of Compensation Expense relating to the hiring of design engineers from eGo Design, Inc..

Although legally, the transaction was structured as a purchase agreement where ASRC exchanged shares for all the outstanding shares in EGO Design, the substance of the transaction was a “hiring bonus” paid by ASRC to these design engineers in the form of ASRC stock. The accounting treatment of the transaction resulted in a recognition of compensation expense in the amount of $2,040,000, an amount equal to the market value of ASRC stock issued on the date of the transaction. . In recording this transaction, we examined the principles of SFAS 141, “Accounting for Business Combinations” and EITF 98-3, “Determining Whether Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and determined that in substance this was not an acquisition of a business and as such did not meet the accounting requirements for accounting for Business Combinations under SFAS 141. .

We determined that the acquisition of eGO Design, Inc. did not meet the test of what is a business since it had no operations, employees, customer list or revenues.

Off Balance Sheet Arrangements
-----------------------------------------------
The Company has no off balance sheet arrangements.

Accounting Pronouncements
---------------------------------------

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

The Company currently utilizes Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees.

The Company has adopted these standards which have had no material effect on the Company’s financial position.

SFAS no. 150 was issued in May 2003 and requires issuers to classify as liabilities three classes of freestanding financial instruments that represent obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company’s financial, results of operations or cash flows.

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

Significant components contracted services for 2005 were:
Warrant expense	$ 1,105,897
Stock issued for hiring bonus for design engineers of eGo Design, Inc.	2,040,000
Stock issued for directors’ services	248,567
Stock issued for outside consultants	1,429,304
Total for 2005	$ 5,223,768

Significant components of contracted services for 2004 were:
Stock issued to consultant for services	$ 16,980,069
stock issued for directors’ services	10,820,000
Warrant expense	769,834
Other	180,529
Total for 2004	$ 28,750,432

The Company had a net operating loss for the years ended December 31, 2005 and 2004.

Liquidity and Capital Resources.
-------------------------------------------
In March of 2004 the Company completed a private placement of 2.5 million Units for gross proceeds of $500,000. Each Unit consists of one share of common stock and seven Warrants to purchase an additional share of stock at prices between $0.30 and $0.90 inclusive. The cash remaining from the Units offering is sufficient to fund the Company’s operations for the next four quarters, but will not be sufficient to fund the development and production of the Hydra fuel cell. Therefore, we will need to raise approximately $5 million to adequately fund Hydra through its development stage and through production and marketing, to the point of self-sufficiency.

We expect to incur costs of approximately $2 million through the end of the development phase of the unit, then to incur production and marketing costs of approximately $3 million subsequent to its CSA International certification in order to bring the project to self-sufficiency.

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
www.malone-bailey.com
Houston, Texas

February 29, 2005

AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005
2005
ASSETS
Cash in bank	$11,585
Prepaid expenses	4,015
Investment, available for sale	138,462
Total current assets	154,062

Equipment, net of depreciation of $4,129	15,455
Total Assets	$169,517

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,953
Other current liabilities	17,525
Total current liabilities	25,478

Preferred stock - 1,000,000 shares authorized; $.001 par value; no shares issued or outstanding	-
Common stock - 200,000,000 shares authorized; $.001 par value; 61,675,766 shares issued and outstanding at December 31, 2005	61,676
Additional paid-in capital	35,205,849
Accumulated deficit	(35,036,948)
Accumulated other comprehensive loss	(86,538)
Total shareholders' equity	$144,039

Total Liabilities and shareholders' equity	169,517

See summary of accounting policies and notes to consolidated financial statements.

AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2005	2004

General and administrative expenses	$5,384,548	$28,805,594
Impairment of investment	-	60,000
Forgiveness of debt income	-	(8,167)
Net loss	$5,384,548	$28,857,427

Other Comprehensive Loss:
Change in unrealized loss on investment available for sale	(86,538)	-
Comprehensive Loss	$5,471,086	$28,857,427

Loss per common shares - basic and diluted	$(0.13)	$(0.92)

Weighted average shares outstanding	42,053,103	42,053,103

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2005 and 2004

			Retained Deficit	Other Comprehensive Loss	Total
	Common stock
	Shares	Amount

Balances at December 31, 2003	2,862,155	$612,362	$(794,973)		$(182,611)

Shares issued for:
-- cash	2,755,625	541,450			541,450
-- debt	752,168	158,042			158,042
-- director services	12,600,000	10,820,000			10,820,000
-- services	16,813,604	16,980,069			16,980,069
-- investment	236,425	-			-
-- shares repurchased for note receivable and cancelled	(500,000)	(100,000)			(100,000)
-- shares re-purchased	(200,000)	(40,000)			(40,000)

Fair value of warrants issued for services		769,834			769,834
Net loss			(28,857,427)		(28,857,427)

Balances, December 31, 2004	35,319,977	$29,741,757	$(29,652,400)	$-	$89,357

Shares issued for:
-- cash	2,000,000	77,000			77,000
-- directors' services	2,624,501	248,567			248,567
-- services --warrant expense	8,231,228 -	1,429,304 1,505,897			1,429,304 1,505,897
-- compensation bonus	12,000,000	2,040,000			2,040,000
-- equity swap investment	1,500,000	225,000			225,000

Net loss			(5,384,548)		(5,384,548)

Other comprehensive loss				(86,538)	(86,538)

Balances, December 31, 2005	61,675,706	$35,267,525	$(35,036,948)	$(86,538)	$144,039

Less: par             (61,676)
Additional paid in capital    $35,205,849

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2005	2004
Cash flows from operating activities:
Net loss	$ (5,384,548)	$ (28,857,427)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	2,648	1,481
Impairment in investment in Simple Network Solutions	-	60,000
Forgiveness of debt income	-	(8,167)
Common stock for services	5,223,768	27,800,069
Warrants issued	-	769,834

Changes in operating assets and liabilities:
Prepaid expenses	(4,015)	-
Accounts payable	4,553	(13,233)
Accrued liabilities	(37,404)	54,929

Net cash used in operating activities	(194,998)	(192,514)

Cash flows from investing activities:
Note receivable	100,000	(200,000)
Investment in Simple Network Solutions	-	(60,000)
Purchases of property and equipment	(8,269)	(11,315)

Net cash provided by/(used in) investing activities	91,731	(271,315)

Cash flows from financing activities:
Proceeds from sale of common stock	77,000	541,450
Repurchase of common stock	-	(40,000)

Net cash provided by/(used in) financing activities	77,000	501,450

Net change in cash and cash equivalents	(26,267)	37,621

Cash and cash equivalents, beginning of year	37,852	231
Cash and cash equivalents, end of year	$ 11,585	$ 37,852

The accompanying notes are an integral part of these consolidated financial statements.

	2005	2004
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ 549

Schedule of non-cash investing and financing transactions:
Stock issued for investment	$ -	$ 225,000
Stock issued for debt		158,042
Note receivable exchanged for return of common stock		100,000

The accompanying notes are an integral part of these consolidated financial statements.

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

At that time the company’s shareholders voted to increase the total number of authorized shares of common stock from 15,000,000 to 200,000,000, to decrease the number of authorized shares of preferred stock from 5,000,000 to 1,000,000 and approved a 1 for 4 reverse stock split. All share and per share amounts have been restated for the split.

On July 2, 2004, the Board of Directors voted to change the name of the Company to American Security Resources Corporation (ASRC), a change that was ratified by a majority of the Company’s shareholders in July of 2004.

Basis of presentation -- The consolidated financial statements include the accounts of American Security Resources Corporation and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

Use of Estimates. -- In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents -- For purposes of the statement of cash flows, ASRC considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition -- ASRC recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the services are performed. There were no revenues for 2005 and 2004.

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated at five years.

Impairment of Long-Lived Assets -- ASRC reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. ASRC assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Income taxes -- ASRC recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. ASRC provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

.

AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

Basic and diluted net loss per share -- The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. The number of potentially dilutive securities theat were not included in the computation of diluted EPS because to do so would have been antidilutive was 19,500,000 common stock potentially issuable under outstanding options/warrants.

Stock Compensation -- ASRC adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. ASRC applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in ASRC financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided. There were no options granted or outstanding during 2004 and 2003 to employees.

Recently issued accounting pronouncements -- In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation” SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While ASRC has not issued options to employees recently, it may do so in the future. The adoption of this new accounting pronouncement is not expected to have a material impact on the consolidated financial statements of ASRC during the calendar year 2006.

ASRC does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $5,471,086 and $28,857,427 in the year 2005 and 2004, respectively. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing of $5 million through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

.

AMERICAN SECURITY RESOURCES CORPORATION AND SUBSIDIARIES,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005:

Description	Life	Amount

Equipment	5 years	$ 4,988
Office furniture and equipment	5 years	14,596
		19,584
Less: accumulated depreciation		(4,129)
		$ 15,455

Depreciation expense totaled $2,648 and $1,481 for the years December 31, 2005 and 2004, respectively.

NOTE 4- INVESTMENT, AVAILABLE FOR SALE

ASRC exchanged 1,500,000 of its common stock for 46,154 shares of common stock f Strategic Growth Ventures, Inc., which trades under the symbol: SGWV.PK. At December 31, 2005, this amount is recorded at fair value and classified as available for sale

NOTE 5 - COMMON STOCK

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

During the quarter ended June 30, 2005, we issued warrants to purchase 6,000,000 common shares to an outside consultant. As such we recorded an expense of $1,505,897 during the quarter that was estimated using the Black Scholes pricing model. Significant assumpations used were (1) 2 year term, (2) volatility of 149.80%, (3) risk-free rate of 3.5% and(4) dividends of zero.. Subsequently, the consultant exercised warrants to purchase 2,000,000 shares for $77,000 in cash. The market value at the time of the exercise was $780,000, but appropriately, there was no additional compensation expense recorded. The remaining warrants were then cancelled. The warrants contained no cashless provision.

In 2005, ASRC hired the original design engineers of eGo Designs, Inc. ("eGo") by issuing 12,000,000 shares as a hiring bonus for the design engineers to work for ASRC and continue their development of the hyrdrogen fuel cell proto-type technology. Although legally, this transaction was structured as a purchase agreement of the outstanding shares of eGO Designs, ASRC examined the requirements under SFAS 141, “Accounting for Business Combinations,” and EITF 98-3, “Determining Whether Nonmonetary Transactions Involve Receipt of Productive Assets or of a Business,” to conclude that eGo Design, Inc was not a “business,” As such the transaction was accounted for as a “hiring bonus,” and recorded as compensation expense during 2005 in the amount of $2,040,000 which was equal to the market value of the shares issued by ASRC to the original design engineers.

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

“In October 2004, the we issued a warrant to purchase 2,000,000 shares of common stock at an initial exercise price of $0.30. The term of these warrants are three years from the issuance date with vesting to occur (1) one-half in October 2004, and one-eighth after each of the first four six-month anniversary dates of the date of issuance. The exercise price initially was $0.30 per share. If the date of exercise is more than six months after the date of issuance, the exercise price shall be reset on each six month anniversary of the date of issuance to equal the lesser of (i) the then current exercise price, or (ii) 105% of the lowest closing bid price during the ten trading days immediately preceding the six-month anniversary date. These warrants also contain a cashless exercise provision The Holder may elect a cashless provision and receive a number of shares of common stock computed using the following formula:

X = Y ( A - B ) / A where,
X = the number of shares of common stock to be issued to the holder
A = the closing price 1 trading day before the date of exercise.
B = the exercise price

We estimated the fair market value of the warrants to be $769,834 using the Black Scholes pricing model and recorded the entire amount as expense. The significant assumptions used were (a) a computed volatility rate of 230.81%, computed using a 3-year look back period matching the term of the warrant, and (b) a discount risk free rate of 2.92% (c) zero dividend rate and (d) 3 year term.”

Summary information regarding warrants is as follows:

	Warrants	Weighted Average Share Price

Year ended December 31, 2004:

Granted	17,500,000	0.60
Granted	2,000,000	0.40

Outstanding at
December 31, 2004	19,500,000	$ 0.60

Granted	1,000,000	$0.30
Granted	5,000,000	$0.30
Exercised for Cash	(2,000,000)	$0.04
Cancelled	(4,000,000)	$0.30
Outstanding at December 31, 2005	19,500,000	$0.60

Warrants outstanding and exercisable as of December 31, 2004 and 2005:
	Outstanding
Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares

$0.30	2,500,000	1 year	2,500,000
0.30	2,000,000	2 years	2,000,000
0.40	2,500,000	1 year	2,500,000
0.50	2,500,000	1 year	2,500,000
0.60	2,500,000	1 year	2,500,000
0.70	2,500,000	1 year	2,500,000
0.80	2,500,000	1 year	2,500,000
0.90	2,500,000	1 year	2,500,000

	19,500,000		19,500,000

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

At December 31, 2005 deferred tax assets consisted of the following:

2004
Deferred tax assets	$1,428,000
Less: valuation allowance	(1,428,000)
Net deferred tax asset	$ -

NOTE 8 - LEASES

ASRC leased office space under an operating lease during 2005. The lease agreement provided for monthly rent of $2,400 to be paid on a month-to-month basis. Total rent expense was $25,926 and $13,382 during 2005 and 2004, respectively.

ITEM 8

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
-------------------------------------------------------------------------------------------------------------------------------
None.

Item 8A. Controls and Procedures.
----------------------------------------------
The Company's Chief Executive Officer and Chief Financial Officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of December 31, 2004), that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) do not adequately meet intended objectives and are not effective due to the significant audit adjustments relating to the accounting treatment for the eGo Designs transaction and the shares received from Strategic Growth Ventures. However, we believe there are no material weaknesses. As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2006.

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

PART III

ITEM 9 - Directors, Executives Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------------------------------------
The Company has adopted a Code of Ethics that applies to all of its Directors, Officers (including its CEO, CFO and chief accounting officer and any person performing similar functions) and all employees. The Code is attached as “Exhibit 14H”.

Directors and Executive Officers
--------------------------------------------------

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation

Robert C. Farr	President/COO	11/23/05
	Director	10/27/04

Frank Neukomm	CFO, Director	02/25/04
	Secretary	11/08/04
	Chairman/CEO	11/21/05

Robert J. Wilson	Director	07/21/05

Edward L. Davis	Director	11/21/05

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

Robert J Wilson, Director, is a CPA and an independent Director who serves as Audit Committee Chairman.

Edward L. Davis, Director, serves as Chairman of the Company’s Hydra Fuel Cell Corporation subsidiary. He is Chief Architect at Intel Corporation and is the principle inventor of the Company’s proprietary fuel cell technology.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
----------------------------------------------------------------------------------------------------------------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
----------------------------------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
----------------------------------------------------------------

The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock, including stock options, outstanding as of the date of this Report, assuming 82,497,992 shares are outstanding (the number outstanding at the date of this report):

Name & Address	Type of Ownership	No. of Shares Beneficially Owned*	Percentage of Class
Mr. Frank Neukomm	Personal	3,977,270	4.82%
9601 Katy Freeway, Suite 220
Houston, TX 77024

Robert Farr	Corporate	629,706	0.76%
9601 Katy Freeway, Suite 220
Houston, TX 77024

Robert J Wilson	Personal	200,000	0.24%
9601 Katy freeway, Suite 220
Houston, TX 77024

Edward L. Davis	Personal	7,623,312	9.24%
9601 Katy freeway, suite 220
Houston, TX 77024

*Mr. Neukomm’s share number includes 162,500 shares held by The Neukomm Children’s Trust for which he is the trustee.

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

Item 13. Principal Accountant Fees and Services
--------------------------------------------------------------

AUDIT FEES

Malone & Bailey were the Company’s auditors for the fiscal years ended December 31, 2005 and 2004.

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

.

PART IV

Item 14. Exhibits and Reports on Form 8-K.
---------------------------------------------------------
Reports on Form 8-K.
--------------------------------------

Form 8-K Election of Directors July and November, 2005
Departure of or Change of Corporate Officers or Directors November 2005

Index of Exhibits:

No.	Name of Exhibit	Filed Herewith	Incorporated by reference
			Form	Period Ending	Exhibit	Filing Date
3.1	Initial Articles of Incorporation filed in the State of Utah.		10-SB		3.1	09/22/99
3.2	Initial Articles of Incorporation filed in the State of Nevada.		10-SB		3.1	09/22/99
3.3	Articles of Merger to change the Company's domicile filed in the State of Utah and Nevada and effecting a one for four reverse split of the outstanding securities of The Company.		10/SB/12GA		3.3	09/02/99
3.5	By-Laws		10/SB/12GA		3.5	02/02/00
10.1	Purchase agreement - eGO Design	X
10.2	2.0 Million Warrants issued	X
10.3	2.5 Million-Unit Warrants	X
10.4	Employment Agreement - Joe Grace		10-KSB	12/31/04	14B	03/31/05
10.5	Form of Warrant Agreement	X
21	Subsidiaries of Registrant	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Code of Business Conduct and Ethics	X

.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 31, 2006

/s/ Frank Neukomm
Frank Neukomm President, Chief Executive Officer

/s/ Randall Newton
Randall Newton Chief Financial Officer