Form 10QSB
period 2006-09-30
American Security Resources Corp.
filed 2006-11-14
CIK 1085069

United States Securities Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _______to_________

Commission File Number 000-27419

American Security Resources Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	90-0179050
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.

9601 Katy Freeway
Suite 220
Houston, TX 77024
(Address of principal executive offices)

(713) 465-1001
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 97,509,444 as of August 9, 2006.

Transitional Small Business Disclosure Format (check one) [ X ] Yes [ ] No

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Item 2 - Plan of Operation
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Item 2 - Controls and Procedures
Item 3 - Precautionary Statement
PART III - EXHIBITS AND CERTIFICATIONS
Item 1 - Exhibits and Reports on Form 8-K
Item 2 - Certifications

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

AMERICAN SECURITY RESOURCES CORPORATION
A DEVELOPMENT STAGE ENTERPRISE
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash in bank	$ 58,607	$ 11,585
Prepaid expenses	4,215	4,015
Investment, available for sale	2,769	138,462
Total current assets	65,591	154,062

Equipment, net of accumulated depreciation of $20,586 and $4,129, respectively	139,001	15,455

TOTAL ASSETS	204,592	$ 169,517

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITES
Accounts payable	$ 50,930	7,953
Other current liabilities	46,890	17,525
Short term notes payable	150,812	-
Line of credit	45,899	-
Total current liabilities	294,531	25,478

SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred stock - 1,000,000 shares authorized; $.001 par value; no shares issued and outstanding	-	-
Common stock - 200,000,000 shares authorized; $.001 par value; 94,211,044 and 61,675,766 shares issued and outstanding, respectively	94,211	61,676
Additional paid-in capital	42,355,904	35,205,849
Deferred compensation	(43,336)	-
Accumulated deficit	(32,108,282)	(35,036,948)
Accumulated deficit during development stage	(10,388,436)	-
Accumulated other comprehensive loss	-	(86,538)
Total shareholders’ (deficit) equity	(89,939)	144,039

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 204,592	$ 169,517

AMERICAN SECURITY RESOURCES CORPORATION
A DEVELOPMENT STAGE ENTERPRISE
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND NINE-MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND THE PERIOD FROM OCTOBER 1, 2005 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2006
(unaudited)

	Three-months ended, September 30,		Nine-months Ended September 30,
	2006	2005	2006	2005	Re-entering development stage to September 30, 2006
General and administrative expenses	$ 2,468,795	$ 403,054	$5,813,751	$ 2,427,988	$ 8,741,318
Research and development expenses	$ 715,742	-	$ 1,421,632	-	$ 1,422,731

Operating Expenses	$ (3,184,537)	$ (403,054)	$ (7,235,383)	$ (2,427,988)	$(10,164,049)

Other Income (Expenses):
Permanent impairment of iInvestment	$ (222,231)	$ -	$ (222,231)	$ -	(222,231)
Interest expense	(2,156)	-	(2,156)	-	(2,156)

Net Loss	$ (3,408,924)	$ (403,054)	$ (7,459,770)	$ (2,427,988)	$ (10,388,436)

Other comprehensive loss:
Change in unrealized gain/loss on investment available for sale	216,690	-	86,538	-	-

Comprehensive loss	$ (3,192,234)	$ (403,054)	$ (7,373,232)	$ (2,427,988)	$(10,388,436)

Loss per share - basic and fully diluted	$ (.04)	$ (.01)	$ (.10)	$ (.06)

Weighted average number of shares outstanding	84,017,203	40,538,077	74,221,120	37,288,339

AMERICAN SECURITY RESOURCES CORPORATION
A DEVELOPMENT STAGE ENTERPRISE
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2006
(unaudited)

			Accumulated Deficit
	No. of Shares	Paid-in Capital	Prior Operations	Development Stage	Other Comprehensive Loss	Deferred Compensation	Total

Balance, 12/31/05	61,675,766	$35,267,525	$ (35,036,948)	$ -	$ (86,538)	$ -	$ 144,039

Reclassification of accumulated deficit:			2,928,666	(2,928,666)

Shares Issued for:

Cash
January	1,250,000	111,963					111,963
February	1,608,000	285,138					285,138
March	3,330,000	428,344					428,344
May	1,000,000	136,981					136,981
June	2,050,000	195,000					195,000
July	1,250,000	115,000					115,000
August	2,500,000	179,750					179,750
September	1,500,000	103,000					103,000
Total	14,488,000	1,555,175					1,555,175

Directors' services
March	700,000	175,175					175,175
August	4,298,000	408,310					408,310
Total	5,295,873	583,485					583,485

Consulting services
January	-	-					-
February	-	-					-
March	1,370,999	452,078					452,078
April	700,000	178,500					178,500
May	-	-					-
June	200,000	27,000					27,000
July	1,100,000	121,000					121,000
August	7,701,999	707,690					707,690
September	213,053	22,371					22,371
Total	11,621,470	1,508,639					1,508,639

Cashless exercise of warrants
January	-	-					-
February	1,129,935	-					-
March	-	-					-
April	-	-					-
May	-	-					-
June	-	-					-
July	-	-					-
August	-	-					-
September	-	-					-
Total	1,129,935	-					-

Shares for accrued liabilities
May	455,448	107,030					107,030
June	177,844	25,509					25,509
Total	633,292	132,539					132,539

Fair value of warrants issued for services
March	-	1,775,832					1,775,832
April	-	111,000					111,000
May	-	127,000					127,000
June	-	85,000					85,000
September	-	175,922					175,922
Total	-	2,274,754					2,274,754

Fair value of the Modification of the warrants
July	-	1,127,998					1,127,998

Net loss				(7,459,770)			(7,459,770)

Unrealized gain/loss on investment available for sale					86,538		86,538

Deferred compensation						(43,336)	(43,336)

Balance, 9/30/06	94,211,044	$42,450,115	$ (32,108,282)	$ (10,388,436)	$ (-)	$ (43,336)	$ (89,939)

Less: par value of common stock		94,211

Additional paid-in capital		42,355,904

AMERICAN SECURITY RESOURCES CORPORATION
A DEVELOPMENT STAGE ENTERPRISE
CONSOLIDATED STATEMENT OF CASH FLOWS
NINE-MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND THE PERIOD FROM OCTOBER 1, 2005 (RE-ENTERING OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2006
(unaudited)

	Nine-months Ended
	September 30, 2006	September 30, 2005	Re-entering development stage to September 30, 2006

Cash flows from operating activities:
Net loss	$ (7,459,770)	$ (2,427,988)	$ (10,388,436)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,456	1,703	17,401
Common stock issued for outside services	2,048,788	2,311,767	4,960,789
Stock option and warrant expense	3.402,752	-	3,402,752
Permanent impairment of investment	222,231	-	222,231
Change in operating assets and liabilities:
Prepaid expenses and other assets	-	-	(4,015)
Accounts receivable from employees	(200)	-	(200)
Accounts payable	42,977	(3,400)	50,930
Accrued liabilities	312,716	(5,901)	253,319

Net cash used in operating activities	$ (1,414,050)	$ (123,819)	$ (1,485,229)

Cash flows from investing activities:
Collection of note receivable	-	100,000
Purchases of property and equipment	(140,002)	-	(148,271)

Net cash (used in) or provided by investing activities	$ (140,002)	$ 100,000	$ (148,271)

Cash flows from financing activities:
Proceeds from the sale of common stock	1,555,175	77,000	1,555,175
Borrowings under line of credit	45,899	-	45,899

Net cash provided by financing activities	$ 1,601,074	$ 77,000	$ 1,601,074

Net change in cash and cash equivalents	$ 47,022	$ 53,181	$ (32,426)
Cash and cash equivalents, beginning of period	$ 11,585	$ 37,852	$ 91,033
Cash and cash equivalents, end of period	$ 58,607	$ 91,033	$ 58,607

Supplemental disclosures of non-cash information:
Common stock issued for the retirement of account payables and accrued liabilities	$ 132,539	$ -	$ 132,539

AMERICAN SECURITY RESOURCES CORPORATION
A DEVELOPMENT STAGE ENTERPRISE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of American Security Resources Corporation have been prepared by American Security Resources Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with American Security’s audited consolidated financial statements and notes thereto included in American Security’s Form 10KSB for the year ended December 31, 2005. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the nine-months ended September 30, 2006 are not necessarily indicative of the results which can be expected for the entire year.

Management has determined that the Company, upon embarking on the new business plan of development and marketing of the HydraStax hydrogen fuel cell, has re-entered the development stage as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. Consequently, American Security has presented these financial statements in accordance with that Statement, including losses incurred from October 1, 2005 (re-entering of development stage) to September 30, 2006 as is more adequately explained in Note 8.

The consolidated financial statements of American Security include the accounts of American Security and its wholly-owned subsidiary, Hydra Fuel Cell, Inc.. All significant inter-company transactions have been eliminated.

NOTE 2 - GOING CONCERN

Through September 30, 2006, American Security has incurred losses totaling $10,388,436 since it re-entered the development stage on October 1, 2005 and had limited working capital at September 30, 2006. Because of these conditions, American Security will require additional working capital to continue operations and develop the business. American Security intends to raise additional working capital either through private placements or debt financing arrangements.

There are no assurances that American Security will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional fianncing through private placements or other financing arrangements to support American Security’s working capital requirements. To the extent that funds generated from any private placements or other debt financing arrangements are insufficient, American Security will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on the terms acceptable to American Security. If adequate working capital is not available, American Security may not continue its operations or execute its business plan.

These conditions raise substantial doubt about American Security’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should American Security be unable to continue as a going concern.

NOTE 3 - PERMANENT IMPAIRMENT OF INVESTMENT

During the quarter ended September 30, 2006, American Security determined that its investment classified as available for sale had a “other than temporary” decline in value according to Statement of Financial Accounting Standards No. 115. The amount of impairment expense recorded in the statement of operations totalled $222,231 which was originally included in accumulated other comprehensive income.

NOTE 4 - COMMON STOCK

During the three months ended September 30, 2006, American Security issued:

▪
9,015,052 common shares in exchange for consulting and legal services and recorded a total expense of $851,061. The expense is equal to the fair value of the shares at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance. Of these shares, 3,815,052 shares were issued to employees of the Hydra fuel cell subsidiary in lieu of salaries in the am ount of $363,561.

▪	5,250,000 common sharesupon exercise of options granted to consultants pursuant to their consulting arrangements. The exercise of these options resulted in proceeds of $397,750 to American Security.
▪
4,298,000 shares to directors and officers and recorded an expense equal to $408,310. The expense is equal to the fair value of the shares at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the six months ended June 30, 2006, American Security issued:

▪
2,270,999 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $657,578. The expense is equal to the fair value of the shares at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance;

▪	3,238,000 common shares to a private investor for $449,500 in cash;
▪
700,000 common shares shares to directors and officers and recorded an expense equal to $175,175. The expense is equal to the fair value of the shares at the date that either a definitive agreement to issue the shares was reached with external parties or the date American Security authorized their issuance;

▪	633,292 common shares to directors,officers and employees for relief of accrued liabilities in the amount of $132,539;
▪	1,129,935 common shares to outsiders for a “cashless” exercise of warrants;
▪	6,000,000 common shares upon exercise of options granted to consultants pursuant to their consulting arrangements. The exercise of these options resulted in proceeds of $707,926 to American Security.

NOTE 5- STOCK BASED COMPENSATION

Prior to December 31, 2005, we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Effective December 15, 2005, American Security has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. We did not issue any options to employees in the prior periods thus, there was no impact of adopting the new standard on prior periods presented, thus no pro-forma results presented.

There were no stock options granted to employees during the three months ended September 30, 2006.

During the six-months ended June 30, 2006, American Security issued options to purchase 5,500,000 shares of common stock to certain officers and directors These options expire in five years from the grant date, are immediately vested, contain a cashless option, and have an exercise price of $0.19. The cashless exercise provision allows the Holder to receive common stock according to the formula:

S = W - [ ( $0.19 / C ) * W ], where

S = The number of shares received using the cashless provision
W = the number of warrants granted
C = the closing bid price on the date of exercise

Stock-based compensation expense of $1,038,363 was recognized during the nine-months ended September 30, 2006. We estimated the fair value of these warrants using the Black-Scholes method with the following assumptions: (1)computed volatility rate of 240% (2) option term of 5 years and (3) risk-free rate of 4.7% and (4) zero expected dividends.

NOTE 6 - WARRANTS AND OPTIONS

During the three months ended September 30, 2006, American Security granted options and warrants as follows:

On July 1, 2006, American Security extended the expiration dates of the 17,500,000 warrants granted on May 4, 2004 from December 31, 2006 to December 31, 2007. The fair value of the warrants was first calculated for the warrants under the initial terms using the Black Scholes pricing model with assumptions including: (1) remaining term of 6 months; (2) computed volatility of 171%; (3) discount rate of 5.31% and (4) zero expected dividends. A comparison was made to fair market values of the warrants incorporating the extension of the terms using the Black Scholes pricing model with assumptions including: (1) new extended terms of 1.5 years; (2) computed volatility of 220%; (3) a discount rate of 5.17% and (4) zero dividends. The difference between these two estimates was $1,127,998 and was recorded as additional value given by the company and is included in general and administrative expenses for the nine-months ended September 30, 2006.

American Security granted options to purchase 5,000,000 shares pursuant to a consulting contract with an exercise price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days. These options vested immediately and had a term of 90 days. American Security estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 90 days; (2) a computed volatility rate ranging from 102.96% to 132.57% (3) a discount rate of 5.0 % and (4) zero dividends. The fair value of these options was estimated to be $175,922 and is included in general and administrative expenses for the three-months ended September 30, 2006. Of these options, 5,250,000 options were exercised during the three months ended September 30, 2006, including250,000 of the options that were not exercised during the second quarter. The net proceeds to American Security upon exercise of these options was $397,750.

During the six months ended June 30, 2006, American Security granted options and warrants as follows:

Options to purchase 6,000,000 shares pursuant to a consulting contract with an exercise price equal to 70% of the weighted average price of the lowest eight days of the piro twenty trading days. These options vested immediately and had a term of 90 days. American Security estimated the fair value of these options using the Black Scholes method with assumptions including (1)term of 90 days; (2) a computed volativity rate ranging from 119% to 212%, (3) discount rates ranging from 4.7% to 4.8%; and (4) zero dividends. The fair value of of these options was estimated to be $1,060,469.

Of these options granted 5,750,000 were exercised during the six months ended June 30, 2006 , resulting in net proceeds to American Security in the amount of $707,926

Outstanding warrants and options as of September 30, 2006 are as follows:

Grant Date	Expir. Date	Exerc. Price	Oustanding 6/30/06	New Grants	Exercises	Oustanding 09/30/06
05/04/04	12/31/07	$ 0.300	2,500,000			2,500,000
10/28/04	10/28/06	0.300	500,000		-	500,000
05/04/04	12/31/07	0.400	2,500,000			2,500,000
05/04/04	12/31/07	0.500	2,500,000			2,500,000
05/04/04	12/31/07	0.600	2,500,000			2,500,000
05/04/04	12/31/07	0.700	2,500,000			2,500,000
05/04/04	12/31/07	0.800	2,500,000			2,500,000
05/04/04	12/31/07	0.900	2,500,000			2,500,000
03/29/06	04/01/11	0.500	838,000			838,000
01/23/06	01/23/11	0.190	4,000,000			4,000,000
01/23/06	01/23/11	0.190	1,000,000			1,000,000
01/23/06	01/23/11	0.190	500,000			500,000
06/01/06	08/30/06	0.100	250,000		250,000	-
07/01/06	09/30/06	0.080		500,000	500,000	-
08/01/06	10/31/06	0.060		500,000	500,000	-
09/01/06	11/30/06	0.056		500,000	500,000	-
07/01/06	09/30/06	0.100		500,000	500,000	-
08/01/06	10/31/06	0.080		500,000	500,000	-
08/14/06	11/14/06	0.080		500,000	500,000	-
09/01/06	11/30/06	0.070		500,000	500,000	-
09/01/06	11/30/06	0.070		500,000	500,000	-
09/21/06	12/21/06	0.075		1,000,000	1,000,000	-
			24,588,000	5,000,000	5,250,000	24,338,000

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During the nine-months ended September 30, 2006, American Security was named as a defendant in a civil lawsuit alleging patent infringement. It is too soon to determine the potential impact, if any, on American Security’s financial position]

In June, 2006, American Security’s wholly owned subsidiary Hydra Fuel Cells, Inc. entered into a line of credit facility with a third party financing institution for $50,000. The payment terms are minimum monthly payments at 1% of the outstanding balance plus accured interest. The facility has a 12.24% annual percentage rate of interest. As of September 30, 2006, Hydra has drawn $47,000 on this facility, has incurred interest charges of $468, and has paid $1,569. The remaining amount available as of September 30, 2006 is $4,100. Principal and interest due on this facility of $45,899 is presented on the balance sheet.

NOTE 7 - DEVELOPMENT STAGE ENTERPRISE

We determined that we, upon embarking on the new business plan of development and marketing of the HydraStax hydrogen fuel cell, have re-entered the development stage as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. Consequently, we have presented these financial statements in accordance with that Statement, including losses incurred from October 1, 2005 (the date of re-entering the development stage) to September 30, 2006. However, we elected not to re-issue previous financial reports with development stage deficits classified separately from deficits accumulated from operations prior to the change in business plan. Instead, we made an adjustment in the current quarterly report to separately show those components of accumulated deficits. As reclassified, we have accumulated deficits during the development stage of $10,388,436.

Item 2 - Plan of Operation

We continue to provide funding and oversight to our wholly-owned subsidiary, Hydra Fuel Cell Corp. During the nine-months ended September 30, 2006, we raised over $1.6 million through private placements of our common stock and other instruments to fund the development of the HydraStaxTM fuel cells which employ our proprietary technology. Management expects to continue the funding of its fuel cell business through placements of its stock.

We continue to review acquisition opportunities that would enhance its fuel cell offerings, expand its offerings in alternative energy production or represent opportunities in homeland security or national defense.

We expect our operating subsidiary, Hydra Fuel Cell, Inc., to complete the development stage of its HydraStrax TM hydrogen fuel cell unit in the near future and is actively pursuing financing to begin manufacturing and distribution of the unit. We estimate the amount required to fund this stage to self-sufficiency to be $3 million. There is no guarantee that management will be successful in obtaining these funds.

Management's Discussion and Analysis Results of Operations and Financial Condition

We had no revenues for the nine-months ended September 30, 2006.

We incurred $5,813,751 of general and administrative expenses for the nine months ended September 30, 2006. In addition, we incurred $1,421,632 in research and development costs in its Hydra Fuel Cell subsidiary relating to the development of its HydraStax hydrogen fuel cell for that period. These expenses include $5,451,540 related to the fair value of stock and warrants and/or options issued for compensation to outside vendors, contractors and certain officers and directors. $1,127,998 relates to the fair market value of an extension that was granted to certain warrants outstanding.

We had a net comprehensive loss of $7,373,232, or $0.10 per share, for the nine months ended September 30, 2006 and inception-to-date comprehensive loss of $10,388,436.

At September 30,2006, we had $58,607 of cash and cash equivalents.

During June, our subsidiary, Hydra Fuel Cells, Inc. procured a $50,000 line of credit with Bank of America. As of September 30, 2006, the balanced owed on this facility was $45,900, leaving an available balance of $4,100.

Item 1 - LEGAL PROCEEDINGS

During the quarter ended June 30, 2006, we were named as defendant in a civil suit by Relion, Inc. in Spokane, Washington, alleging patent infringement. Our legal counsel believes the suit has little or no chance of success.

Item 2 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that it files or submits under the Exchange Act. During the performance of the review for the quarter ended September 30, 2006, our independent auditors found material adjustments relating to the calculation in the fair value of the extension of certain warrants outstanding. As a result, an adjustment in the amount of $1,110,488 was recorded. This adjustment is as a result of limited financial resources we have to devote to our internal accounting and financial reporting process. With additional funding, it is our intention to rectify this.

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

PART III - EXHIBITS AND CERTIFICATIONS

Item 1 - Exhibits and reports on Form 8-K.

(a) Exhibits

Exhibit	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/l5d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

(b) Reports on Form 8K

We filed one report on Form 8-K during the three months ended September 30, 2006 concerning the acquisition of beneficial ownership of shares for certain officers and directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SECURITY RESOURCES CORPORATION

Date:	11/14/06	Date:	11/14/06

Singature:	/s/ Frank Neukomm	/s/ Randall Newton
	Frank Neukomm, CEO	Randall Newton, CFO