Form 10KSB
period 2006-12-31
American Security Resources Corp.
filed 2007-04-04
CIK 1085069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

Issuer’s revenues for the fiscal year ended December 31, 2006, were $0.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of December 31, 2006 based upon the average bid and asked price as of such date on the OTC Bulletin Board was $4,713,000.

The Registrant’s common stock outstanding as of December 31, 2006 was 109,604,794 shares.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

AMERICAN SECURITY RESOURCES CORPORATION

INDEX TO FORM 10-KSB
December 31, 2006

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
    - the Company's ability to develop or maintain strategic relationships; and global economic conditions.

The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could materially differ from those expressed in, contemplated by, or underlying such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

AMERICAN SECURITY RESOURCES CORPORATION (the “Company” or ARSC) is a holding company with a wholly owned subsidiary, Hydra Fuel Cell Corporation, which is developing advanced hydrogen fuel cells based on its proprietary intellectual property. Hydra is in the nearing the end of the development stage of its fuel cell, and is focusing on manufacturing, logistics and distribution.

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

Additionally, Hydra Fuel Cell Corporation is upgrading a technology, (“The Hydrogen Formulator”). originally developed at a major U.S University which could significantly reduce the price per kilogram of producing hydrogen.

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

The Company’s Products and Services

The Company is developing hydrogen fuel cells which it expects to begin delivering in the first quarter of 2007. Additionally, the Company is developing technology to produce hydrogen at a reduced cost.

Employees

As of December 31, 2006, the Company had two full-time employees. None of the Company’s employees are covered by any collective bargaining agreements. Management believes that its relations with its employees are good and the Company has not experienced any work stoppages attributable to employee disagreements.

The Company’s subsidiary, Hydra Fuel Cell Corporation, has approximately twelve employees or contractors working on the development of the Company’s proprietary HydraStax™ hydrogen fuel cells and other hydrogen related technologies.

RISK FACTORS

Limited History

The Company is a startup with limited operating history and faces challenges typical of new businesses in highly competitive markets with many other providers of the same or essentially the same products and services.

No Revenue and Limited Resources

The Company is a start up business. There is no assurance that the Company will be able to finance its development, or that the Company will be able profitably to operate such business.

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

ITEM 2. DESCRIPTION OF PROPERTY

ASRC has leased approximately 1,800 square feet of office space at 9601 Katy Freeway, Ste 220, Houston, TX 77024, for approximately $2,300 per month until July 31, 2007. Additionally, the Company’s Hydra Fuel Cell subsidiary leases approximately 2,625 square feet of office space in Portland, Oregon. The Company believes this space will be sufficient for its needs for the term of the lease.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is presently involved in pending litigation for alleged patent infringement by a third party regarding their patent. The Company has made attempts to seek settlement of this matter with the opposing party, however, the Company affirmatively defends its position that it has not infringed on the third party patent. An evaluation of the likelihood of an unfavorable outcome regarding the above mentioned matter is too preliminary at this time to determine. The Company will continue to assess the impact in future periods.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No shareholder meetings were held during the calendar year ended December 31, 2006.

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

Quarter ended:	High	Low
December 31, 2006	$ 0.095	$ 0.031
September 30, 2006	$ 0.155	$ 0.075
June 30, 2006	$ 0.310	$ 0.120
March 31, 2006	$ 0.610	$ 0.150

December 31, 2005	$ 0.270	$ 0.100
September 30, 2005	$ 0.240	$ 0.040
June 30, 2005	$ 0.450	$ 0.100
March 31, 2005	$ 0.550	$ 0.300

Holders

The number of record holders of the Company's securities as of the date of this Report is approximately 332.

Dividends

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

Recent Sales of Unregistered Securities

On March 31, 2006 we issued 820,999 shares to the management team of out Hydra Fuel Cell subsidiary for achieving certain milestones relating to the development of our fuel cell unit. Also on March 31, 2006, we issued 300,000 shares to Robert Farr, Robert Wilson and Frank Neukomm for Directors’ fees. Also on March 31, 2006, we issued 300,000 shares to Randall Newton, CPA as compensation for his role as the Company Chief Financial Officer.

On February 2, 2006, we issued 879,935 shares to James Carrol as a cashless exercise of warrants.

On March 2, 2006, pursuant to a consulting agreement, we issued 500,000 shares to John Anderson.

On March 24, 2006, pursuant to a Private Placement Memorandum, we issued 2,938,000 shares to a series of accredited investors and received $419,500.

On April 11, 2006, pursuant to a consulting agreement, we issued 100,000 shares to John Wilkinson. Also on April 11, 2006, we issued 600,000 shares to CEOCast pursuant to our contract for their services.

On May 1, 2006, we issued 56,382 shares to Bob Schafer and 82,979 shares to Ed Davis in lieu of salaries.

On May 1, 2006, we issued 121,277 shares to Creative Equities in lieu of salary payable to Robert Farr, a Director of the Company. Mr. Farr is a principal of Creative Equities.

On June 6, 2006, we issued 100,000 shares to Joe Grace, the previous Chief Executive Officer of American Security Resources in lieu of a contractual obligation of the Company resulting from Mr. Grace’s departure as CEO.

On June 22, 2006, pursuant to a Private Placement Memorandum, we issued 300,000 shares to an accredited investor for $30,000 in cash.

On June 27, 2006, pursuant to a consulting agreement, we issued 200,000 shares to Colebrook.

On July 31, 2006, pursuant to a consulting arrangement, we issued 1,100,000 shares to Crescent Fund.

On August 31, 2006, pursuant to an authorization of the Board of Directors, we issued 4,298,000 to Robert Farr, Frank Neukomm and Edward Davis as milestone incentive payments.

On October 19, 2006, we issued 100,000 shares each to Alvie T. Merril and James Twedt as a Directors’ fees. Also on October 19, we issued 281,250 shares as an “equity kicker” to certain accredited investors relating to our Private Placement Memorandum.

On October 20, 2006, pursuant to a consulting agreement, we issued 1,500,000 shares to George Miller Co.

On December 12, 2006, pursuant to a Private Placement Memorandum with certain accredited investors, we issued 1,475,000 shares and received $32,745 in cash.

On December 7, 2006, pursuant to a consulting agreement, we issued 2,000,000 shares to Audio Stocks. Also on that date, we issued 937,500 shares to certain contractors of our Hydra Fuel Cell subsidiary as bonuses.

On December 22, 2006, pursuant to a Privat Placement Memorandum, we issued 3,000,000 shares to certain accredited investors for $76,570 in cash which was received in January, 2007

On December 22, 2006, we issued 1,500,000 to Frank Neukomm as a bonus.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this document contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, its ability to maintain sufficient liquidity to meet its obligations, maintaining compliance with the terms of its credit agreement, the ability to sell some or all of its business units and the amount of proceeds from any such sales, the impact of the significant reduction in research and development expenditures, limitations in its ability to fund capital expenditures to remain competitive, adverse changes in the global economy, sudden decreases in the demand for electronic products and semiconductors, the impact of competition, delays in product development schedules, delays due to technical difficulties related to developing and implementing technology, delays in delivery schedules, the ability to attract and maintain sufficient levels of people with specific technical talents, future results related to changes in demand for the Company’s products and services and the Company’s customers’ products and services, and other items discussed elsewhere in this report. The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

Plan for Future Operations

In 2005, we hired engineers to begin our hydrogen fuel cell division.  Through 2006, our subsidiary, Hydra Fuel Cell, Inc.  (“Hydra”) continued the development and testing of its HydraStax® hydrogen electric generators.  Seven patent applications were filed covering some of the innovations incorporated in the HydraStax® and we intend to file additional patent applications in 2007.  The HydraStax™ unit is to be tested by CSA International for certification. The certification process for HydraStax™ unit has begun at the time of this filing and we expect to begin selling and shipping certified units immediately after CSA certification.

Also in 2006, the Company entered into negotiations to acquire the Maria Group, which holds a license giving them the exclusive right to commercialize a patented wind turbine technology that spins on a vertical axis, horizontal to the ground. The acquisition is designed as an exchange of 17,500,000 shares of the Company’s stock for all the issued and outstanding stock of The Maria Group. We expect to close the transaction in the second quarter of 2007.

We have had no revenue since beginning our Hydra subsidiary.  Although we expect revenues from our HydraStax™ unit during 2007, we do not expect cash flows from distribution of the unit to be self-funding during 2007.  We will therefore require additional capital of approximately $1,500,000 to pay for production and additional research and development that will be required after we begin to distribute the unit.

We are actively seeking debt and equity financing arrangements to obtain the funds required to actively market our products and bring the Company to self-sufficiency.

Critical Accounting Policies

Accounting for Stock-Based Compensation

Prior to December 31, 2005, we accounted for stock-based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective December 15, 2005, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. The Company had not issued any options to employees in the prior periods thus; there was no impact of adopting the new standard.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation prescribes that the Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued FASB Statement 157 “Fair Value Measurements” (“SFAS No. 157”) which defines and measures fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007.

ASRC does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

Results of Operations

The Company had no revenue during the calendar years ended December 31, 2006 and 2005.

The Company had no gross profit during the 2006 and 2005. General and administrative expenses were $6,579,160 and $5,381,900 for the years ended December 31, 2006 and 2005 respectively. Research and development expenses were $1,767,084 and nil for the calendar years ended December 31, 2006 and 2005, respectively. Principal general and administrative expenses included contracted services ($4,821,371 and $4,823,768, respectively); legal expenses ($22,816 and $20,845, respectively); payroll ($1,573,089 and $108,396 respectively); and rent ($29,063 and $26,558, respectively).

Significant components of contracted services for 2006 and 2005 were:

	2006	2005
Fair value of warrants issued for services	$2,405,847	$1,105,897
Stock issued for hiring bonus for design engineers of eGo Design, Inc.	-	2,040,000
Stock issued for directors' services	690,885	248,567
Stock issued for outside consultants	1,724,639	1,429,304
Totals	$4,821,371	$4,823,768

The Company had a net operating loss for the years ended December 31, 2006 and 2005.

Liquidity and Capital Resources.

For the year ended December 31, 2006, we used $1.9 million in cash for operations and $140,000 for purchases of equipment. These uses were funded primarily through proceeds raised from the sale of $1.905,990 in common stock and warrants.
We consumed $1,973,596 since re-entering the development phase through December 31, 2006, the period of development of the HydraStax™ fuel cell, and we are poised to begin production and distribution of the units. We will need to raise approximately $3 million to fund the production and distribution phase of the cycle to the point of self-sufficiency.

Additionally, we will need to raise additional capital to fully develop the Hydrogen Formulator. We are currently evaluating the levels of capital and operating expenditures required to fully develop and exploit this new technology.

We are attempting to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan.

ITEM 7 - FINANCIAL STATEMENTS

AMERICAN SECURITY RESOURCES CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	12

Financial Statements

Consolidated Balance Sheets at December 31, 2006 and 2005	13

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and the period from October 1, 2005 (Re-entering of Development Stage) Through December 31, 2005	14

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2006 and 2005 and the period from October 1, 2005 (Re-entering of Development Stage) through December 31, 2006	15

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and the period from October 1, 2005 (Re-entering of Development Stage) Through December 31, 2006	18

Notes to Consolidated Financial Statements	20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
American Security Resources Corporation
(A Development Stage Enterprise)
(formerly Kahuna Network Security, Inc. and Subsidiary)
Houston, Texas

We have audited the accompanying consolidated balance sheets of American Security Resources Corporation as of December 31, 2005 and 2006 and the related statements of operations, shareholders’ equity (deficit), and cash flows for the two years ended December 30, 2006 and the period from October 1, 2005 (Re-entering Development Stage) through December 30, 2006 . These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Security Resources Corporation. As of December 31, 2006 and 2005 and the results of operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that American Security Resources Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements American Security Resources Corporation suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, TX
March 28, 2007

12

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
ASSETS
Cash in bank	$ 6,575	$ 11,585
Prepaid expenses	6,447	4,015
Investment available for sale	-	138,462

Total Current Assets	13,022	154,062

Equipment, net of accumulated depreciation of $26,467 and $4,130, respectively	133,121	15,455

TOTAL ASSETS	$ 146,143	$ 169,517

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	126,184	20,105
Other current liabilities	119,729	5,373
Accrued contingent liability and interest	153,250	-
Notes payable and accrued interest - shareholders	20,157	-
Total Current Liabilities	$ 419,320	$ 25,478

SHAREHOLDERS' (DEFICIT)/EQUITY
Preferred stock - 1,000,000 shares authorized; $.001 par value; no shares issued or outstanding	-	-

Common stock - 200,000,000 shares authorized; $.001 par value; 61,675,766 and 109,604,794 shares issued and outstanding at December 31,2005 and December 31, 2006, respectively	109,604	61,676

Additional paid-in capital	43,253,937	35,205,849
Deficit accumulated during the development stage	(11,528,434)	(2,928,664)
Deficit accumulated from prior operations	(32,108,284)	(32,108,284)
Accumulated other comprehensive loss	-	(86,538)

Total Shareholders' (Deficit)/Equity	(273,177)	144,039

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 146,143	$ 169,517

The accompanying notes are an integral part of these financial statements

13

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND THE PERIOD FROM OCTOBER 1, 2005 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2006

	Year Ended December 31, 2006	Year Ended December 31, 2005	Re-entering Development Stage to 12/31/06

General and administrative expenses	$ 6,579,160	$ 5,381,900	9,505,780
Depreciation	22,337	2,648	23,283
Research and development expenses	1,767,084	-	1,768,183
Operating Loss	(8,368,581)	(5,384,548)	(11,297,246)

Other Income (Expense):
Permanent impairment of investment	(225,000)	-	(225,000)
Interest expense	(6,189)	-	(6,188)
Net Loss	$ (8,599,770)	$ (5,384,548)	$ (11,528,434)

Other Comprehensive Loss:
Change in unrealized loss on investment available for sale	-	(86,538)	(86,538)

Comprehensive Loss	$ (8,599,770)	$ (5,471,086)	$ (11,614,976)

Loss per share - basic and fully diluted	$ (0.11)	$ (0.13)

Weighted average no. of shares outstanding	80,723,597	42,053,103

The accompanying notes are an integral part of these financial statements

14

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND THE PERIOD FROM OCTOBER 1, 2005 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2006

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit		Other Comprehensive Loss	Total
			Development Stage	Prior Operations

Balance at 12/31/04	35,319,977	$ 29,741,757	$ (29,652,400)	$ -	$ -	$ 89,357

Shares issued for:
--- cash	2,000,000	77,000				77,000
--- director services	2,624,501	248,567				248,567
--- services	8,231,288	1,429,304				1,429,304
--- warrnat expense	-	1,505,897				1,505,897
--- compensation	12,000,000	2,040,000				2,040,000
--- equity swap investment	1,500,000	225,000				225,000
Net loss			(5,384,548)			(5,384,548)
Other comprehensive loss					(86,538)	(86,538)

Balance, 12/31/05	61,675,766	$ 35,267,525	$ (35,036,948)	$ -	$ (86,538)	$ 144,039

Reclassification of accumulated deficit			32,108,284	(32,108,284)

Shares of common stock issued for cash
January	1,250,000	111,963				111,963
February	1,608,000	285,138				285,138
March	3,330,000	428,344				428,344
May	1,000,000	136,981				136,981
June	2,050,000	195,000				195,000
July	1,250,000	115,000				115,000
August	2,500,000	179,750				179,750
September	1,500,000	103,000				103,000
October	2,781,250	182,500				182,500
November	500,000	24,000				24,000
December	5,975,000	144,315				144,315
Total	23,744,250	1,905,990				1,905,990

Shares of common stock issued for Directors' services
March	700,000	175,175				175,175
August	4,298,000	408,310				408,310
October	200,000	17,400				17,400
December	1,500,000	90,000				90,000
Total	6,698,000	690,885				690,885

Shares of common stock issued for consulting services
January	-	-				-
February	-	-				-
March	1,370,999	452,078				452,078
April	700,000	178,500				178,500
June	200,000	27,000				27,000
July	1,100,000	121,000				121,000
August	7,701,999	707,690				707,690
September	213,053	22,371				22,371
October	1,500,000	126,000				126,000
December	2,000,000	90,000				90,000
Total	14,786,051	1,724,639				1,724,639

Shares of common stock issued for accrued liabilities
May	455,448	107,030				107,030
June	177,844	25,509				25,509
Total	633,292	132,539				132,539

Shares of common stock issued relating to the cashless exercise of warrants
February	1,129,935	-				-
Total	1,129,935	-				-

Fair value of warrants issued for services
March	-	1,775,832				1,775,832
April	-	111,000				111,000
May	-	127,000				127,000
June	-	85,000				85,000
September	-	175,922				175,922
October	-	80,314				80,314
November	-	24,555				24,555
December	-	26,224				26,224
Total	-	2,405,847				2,405,847

Shares of common stock issued for employee and contractor incentives and bonuses
December	937,500	42,188				42,188
Total	937,500	42,188				42,188

Fair value of the modification of the warrants
July	-	1,127,998				1,127,998

Warrants issued for cash - July		150,000				150,000

Net loss			(8,599,770)			(8,599,770)

Other equity items (1)		(84,070)			86,538	2,468

Balance, 12/31/06	109,604,794	$43,363,541	$(11,528,434)	$ (32,108,284)	-	$(273,177)

Less: par value of common stock ($0.01)		109,604

Additional paid-in capital		$ 43,253,937

(1) Other Equity Items:
$84,070 subtraction from Paid In Capital results from subscription receivable for cash received subsequent to 12/31/06
$86,538 addition to “Other Comprehensive Loss” results from the reclassification of loss on investment from temporary to permanent.

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND THE PERIOD FROM OCTOBER 1, 2005 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2006

	Year Ended December 31, 2006	Year Ended December 31, 2005	Re-entering Development Stage to 12/31/06
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (8,599,770)	$ (5,384,548)	$ (11,528,434)

Adjustments to reconcile net loss to net cash from operating activities:

Depreciation and amortization	22,337	2,648	23,282
Common stock issued for services	2,457,712	5,223,768	6,437,814
Stock option and warrant expense	3,533,845	-	2,457,712
Permanent impairment of investment available for sale	225,000	-	225,000
Contingent liquidated damages expense	150,000	-	150,000
Change in operating assets and liabilities:
Prepaid expenses	(2,432)	(4,015)	1,583
Accounts receivable from employees	-	-
Accounts payable	60,746	4,553	68,699
Accrued liabilities	250,145	(37,404)	190,748
Net cash used in operating activities	$ (1,902,417)	$ (194,998)	$(1,973,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	-	100,000	-
Purchases of property and equipment	(140,003)	(8,269)	(148,272)

Net cash provided from (used in) investing activities	$ (140,003)	$ 91,731	$(148,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	1,821,920	77,000	1,821,920
Shareholders loans	20,000	-	20,000
Borrowings under line of credit	45,490	-	45,490
Proceeds from issuance of warrants	150,000	-	150,000

Net cash provided from financing activities	$2,037,410	$77,000	$2,037,410

Net change in cash and cash equivalents	(5,010)	(26,267)	(84,458)
Cash and cash equivalents, beginning of period	11,585	37,852	91,033
Cash and cash equivalents, end of period	$ 6,575	$ 11,585	$ 6,575

Supplemental disclosure of non-cash financing activities: Stock issued for accrued expenses	$ 132,539	$ -	$ 132,539
Cashless exercise of warrants	$ 1,130	$ -	$ 1,130
Cash paid for interest and income taxes	$ -	$ -	$ -

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in Nevada in 1998. It began operations as Computer Automation Systems, Inc. In January of 2004, the Company was recapitalized and its name was changed to Kahuna Network Security Inc. On July 2, 2004, the Board of Directors voted to change the name of the Company to American Security Resources Corporation (ASRC), a change that was ratified by a majority of the Company’s shareholders in July of 2004.

Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of American Security Resources Corporation and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated. Management determined that ASRC, upon embarking on the new business plan of development and marketing of the HydraStax hydrogen fuel cell, has re-entered the development stage as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. Consequently, ASRC has presented these financial statements in accordance with that Statement, including losses incurred from October 1, 2005 (re-entering of development stage) to December 31, 2006.

Use of Estimates

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

Research and Development Costs

All research and development costs are expensed as incurred, including primarily employee and contracting costs.

Income Taxes

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

Basic and Diluted Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. The number of potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been antidilutive was 74,119,250 common stock potentially issuable under outstanding options/warrants.

Stock Based Compensation

Prior to December 31, 2005, we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective December 15, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. The Company had not issued any options to employees in the prior periods thus; there was no impact of adopting the new standard.

Recently issued accounting pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation prescribes that the Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued FASB Statement 157 “Fair Value Measurements” (“SFAS No. 157”) which defines and measures fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007.

ASRC does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $8,599,770 and $5,384,548 in the year 2006 and 2005, respectively. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006:

Description	Life	Amount	Accumulated Depreciation	Net Book Value
Office furniture and equipment	Generally 5 years	$ 36,957	$ 10,629	$ 26,328
Equipment	From 3 to 7 years	122,631	15,838	106,793
Totals		$ 159,588	$ 26,467	$ 133,121

And at December 31, 2005 consisted of the following:

Description	Life	Amount	Accumulated Depreciation	Net Book Value
Office furniture and equipment	Generally 5 years	$ 14,597	$ 380	$ 14,217
Equipment	From 3 to 7 years	$ 4,988	$ 3,750	$ 1,238
Totals		$ 19,585	$ 4,130	$ 15,455

NOTE 4- INVESTMENT, AVAILABLE FOR SALE

During 2005, ASRC exchanged 1,500,000 of its common stock for 46,154 shares of common stock of Strategic Growth Ventures, Inc., which trades under the symbol: SGWV.PK. During the year ended December 31, 2006, ASRC determined that its investment classified as available for sale had an “other than temporary” decline in value according to Statement of Financial Accounting Standards No. 115. The entire investment was impaired and a non-cash charge was recorded in the amount of $225,000.

NOTE 5 - COMMON STOCK

In 2005, ASRC issued 2,624,501 shares of common stock to directors for services valued at the then market price totaling $248,567 and issued 8,231,288 shares of common stock to outsiders for services valued at the then market price totaling $1,429,304.

June 30, 2005, we issued warrants to purchase 6,000,000 common shares to an outside consultant. As such we recorded an expense of $1,505,897 during the quarter that was estimated using the Black Scholes pricing model. Significant assumpations used were (1) 2 year term, (2) volatility of 149.80%, (3) risk-free rate of 3.5% and (4) dividends of zero.. Subsequently, the consultant exercised warrants to purchase 2,000,000 shares for $77,000 in cash. The market value at the time of the exercise was $780,000, but appropriately, there was no additional compensation expense recorded. The remaining warrants were then cancelled. The warrants contained no cashless provision.

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

In 2006, ASRC issued 6,698,000 shares of common stock to officers and directors for services valued at the closing price on the day before the issuance. As a result of these issuances, we recognized a total expense of $690,885.

In 2006, ASRC issued 14,786,051 shares of common stock to outsiders for services. These shares were valued at the closing price on the day before the issuance and, as a result of these issuances, we recognized expenses totaling $1,724,639.

In 2006, ASRC issued 1,570,792 common shares to contractors for incentives and bonuses. We recognized expense of $174,727 related to these shares.

In 2006, ASRC issued 1,129,935 shares of common stock upon the cashless exercise of warrants held by Goldbridge Capital.

In 2006, ASRC issued 23,744,250 shares of common stock for cash totaling $1,905,990. $84,070 of this amount was not received until subsequent to December 31, 2006 and was deducted from additional paid in capital at December 31, 2006. Out of the total shares issued for cash, 15,750,000 shares were related to his exercise of warrants for cash proceeds of $1,324,675.

NOTE 6 - OPTIONS

In January 2006, ASRC issued options to purchase 5.5 million shares to certain officers and directors. The options contain an exercise price of $0.19, contain a cashless provision, and expire January 23, 2011. The value of these options was computed using the Black Scholes pricing model assuming (1) a 5-year term; (2) computed volatility of 240%; (3) discount rate of 4.7% and (4) zero expected dividends. The amount of expense recognized in connection with these options was $1,038,363. The cashless exercise provision allows the Holder to receive common stock according to the formula:

S = W - [ ( $0.19 / C ) * W ], where

S = The number of shares received using the cashless provision
W = the number of warrants granted
C = the closing bid price on the date of exercise

ASRC did not issue any options to employees during the prior periods presented, thus no pro-forma effect of adopting SFAS 123R is presented.

NOTE 7 -WARRANTS

In March of 2004, ASRC completed a private placement of 2.5 million Units consisting of one share of its common stock and seven warrants to purchase additional shares of common stock at a prices ranging from $0.30 to $0.90. The warrants’ original expiration date was December 31, 2006. On July 1, 2006, ASRC extended the expiration dates of these 17,500,000 warrants to December 31, 2007. The fair value of the warrants was first calculated for the warrants under the initial terms using the Black Scholes pricing model with assumptions including: (1) remaining term of 6 months; (2) computed volatility of 171%; (3) discount rate of 5.31% and (4) zero expected dividends. A comparison was made to the fair market values of the warrants incorporating the extension of the terms using the Black Scholes pricing model with assumptions including: (1) new extended terms of 1.5 years; (2) computed volatility of 220%; (3) a discount rate of 5.17% and (4) zero dividends. The difference between these two estimates was $1,127,998 and was recorded as additional value given by the company and is included in general and administrative expenses for the year ended December 31, 2006.

ASRC has consulting agreements with two consultants providing legal and promotional services whereby the consultants are compensated with warrants to purchase common stock at a discount. Under the terms of the agreements, warrants granted have a strike price equal to 80% of the average closing price of the previous 7 days and exercisable for 90 days. During 2006, the number of options issued under these agreements totaled 15,250,000, all of which were exercised. The value of the options was computed using the Black Scholes pricing model using the following input values:

Stock price: the closing price on the day previous to the grant date

Warrant strike price: calculated per agreement. Typically 80% of the average closing price for the previous 7 days

Volatility: Ranging from 101.53% to 126.04%

Risk-free rate: 4.3%

Months to maturity: 3

The amount of expense recognized during 2006 in connection with these warrants was $1,367,484.

In January 2006, ASRC issued warrants to purchase 838,000 shares of common stock pursuant to a Private Placement Memorandum dated January 27, 2006 whereby subscribers purchased one share of common stock and received one warrant to purchase one common share with a strike price of $0.50 for total proceeds of $210,000. The warrants expire in five years from the grant date. The Company allocated $113,849 of the procceeds to the warrants based on the estimated relative fair value of the warrants. The fair value was estimated using Black-Scholes with key assumptions of (1) calculated volatility of 240.93%, (2) expected term of 5 years, (3) discount rate of 4.7% and (4) zero expected dividends.

In October, 2006, ASRC issued 281,250 shares in a private placement and warrants to purchase an additional 281,250 shares for total proceeds of $22,500. The warrants have an exercise price of $0.15 and expire on December 31, 2008. The proceeds were allocated to the warrants based on the calculated relative fair value of $ 7,309. The fair market value of these warrants was computed using the Black Scholes pricing model assuming (1) an expiration date of December 31, 2006; (2) computed volatility of 159.13%; (3) discount rate of 5.09% and (4) zero expected dividends.

In July 2006, ASRC issued warrants to purchase 50,000,000 shares to anl investor for cash proceeds of $150,000 in contemplation of negotiating a further financing arrangement which ultimately did not occur. The warrants have a 3 year term and an exercise price of $0.01. ASRC estimated the fair market value of these warrants to be $4,113,000 using a Black Scholes with key assumptions of (1) expected term of 3 years, (2) calculated volatility of 284..93%, (3) discount rate of 4.3% and (4) zero dividends. The terms of the warrants included maximum liquidated damages in the amount of $680,000, in the event that the company did not file an effective registration statement within six months of the execution of the agreement. Included in the damages, was a potential to refund the $150,000 proceeds received. At the same time, a shareholder pledged 4,000,000 shares of his own stock in ASRC to the investor for collateral. ASRC evaluated these warrants for liability treatment under SFAS 133 and EITF 00-19 taking into consideration View A of EITF 05-04 and determined that it was more economical to settle in “unregistered shares”, thus these instruments were not considered to be liabilities under the authoritative literature. Subsequent to December 31, 2006, the ASRC is considered to be in default under this warrant agreement because no registration statement was filed. As a result, ASRC has accrued a contingent liability of $150,000 for the original proceeds received and has recorded a corresponding expense. ASRC will continue to evaluate further liquidated damages if necessary.

Summary warrant and options information is as follows:

	Weighted Avg. Exercise Price	Outstanding Beginning of Period	New Grants	Forfeitures and Cancellations	Exercises	Outstanding End of Period

Year ended December 31, 2004	$0.58	-	19,500,000	-	-	19,500,000
December 31, 2004			19,500,000	-	-	19,500,000

2005 Activity:
2005 Grants	$0.30		1,000,000	-	-	1,000,000
2005 Grants	$0.30		5,000,000	-	-	5,000,000
Exercised for cash	$0.04		-	-	2,000,000	(2,000,000)
Cancelled	$0.30		-	4,000,000	-	(4,000,000)

December 31, 2005	$ 0.60	19,500,000	6,000,000	4,000,000	2,000,000	19,500,000

2006 Activity:
Granted pursuant to consulting arrangements	$ 0.08		15,250,000	-	15,250,000	-
Forfeitures aqnd cashless exercise	$ 0.13		-	500,000	1,500,000	(2,000,000)
Options granted to directors	$ 0.19		5,500,000	-	-	5,500,000
Granted pursuant to private placements	$ 0.41		1,119,250	-	-	1,119,250
Granted pursuant to warrant agreement	$ 0.01		50,000,000	-	-	50,000,000

December 31, 2006	$ 0.13	19,500,000	71,869,250	500,000	16,,750,000	74,119,250

NOTE 8 - INCOME TAXES

ASRC uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, ASRC incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $11,350,000 at December 31, 2006 and will expire in the years 2018 and 2026. The resulting deferred tax asset arising from NOL carry forwards of $3,859,000 has been fully reserved.

NOTE 8 - LEASES

ASRC leased office space under an operating lease during 2006. The lease agreement provided for monthly rent of $2,400 to be paid on a month-to-month basis. Additionally, ASRC’s subsidiary, Hydra Fuel Cell Corporation leases approximately 2,625 square feet in Portland, Oregon.

Total rent expense was $46,087 and $25,926 during 2006 and 2005, respectively.

NOTE 9 - LITIGATION

ASRC is involved in pending litigation for alleged patent infringement by a third party related to its hydrogen fuel cell technology. ASRC affirmatively defends its position that it has not infringed on the third party patent. While, the final outcome is not known at this time, and management does not believe it will have a material impact on its financial position or results of operations.

ITEM 8

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of December 31, 2006), that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) do not adequately meet intended objectives and are not effective as of December 31, 2006. The Company believes this is due to the limited resources devoted to accounting activities during this reporting period and the Company has taken steps to remedy the shortfall by continuing to raise funds and increase its resources devoted to the accounting and financial reporting areas.

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

PART III

ITEM 9 - Directors, Executives Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The Company has adopted a Code of Ethics that applies to all of its Directors, Officers (including its CEO, CFO and chief accounting officer and any person performing similar functions) and all employees. The Code is attached hereto by reference.

Directors and Executive Officers
The following table sets forth the names of all current directors and executive officers of the Company as of December 31, 2006. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation

Robert C. Farr	President/COO	11/23/05
	Director	10/27/04

Frank Neukomm	Director	02/25/04
	Secretary	11/08/04
	Chairman/CEO	11/21/05

Robert J. Wilson	Director	07/21/05

Randall Newton	CFO	01/21/06

Alvie T. Merril	Director	10/11/06

James R. Twedt	Director	10/11/06

 Business Experience

Frank Neukomm (57), Chairman/ CEO, has an extensive background in finance, mergers and acquisitions, and sales and marketing. Mr. Neukomm has served as a senior executive of brokerage and M & A companies, software companies and telecom companies. Mr. Neukomm has been instrumental in purchasing or starting companies in industries as diverse as insurance, consumer retail goods, industrial services and wireless telecommunications. Since 1995, Mr. Neukomm has served as President of NeuHaus Advisors, Inc., a consulting firm to the telecommunications industry.

Robert Farr (61), President/COO has extensive Fortune 500 management experience in a variety of industries. His experience extends to domestic and international finance, marketing, manufacturing and distribution. He is the Principal of Creative Equity Strategies.

Robert J Wilson, Director, is a CPA and an independent Director who serves as Audit Committee Chairman.

Randall Newton CPA, (46) Chief Financial Officer, has twenty years of senior accounting and financial management experience having previously served as CFO and Controller of Peak USA Energy Services Ltd. in Houston, and as CFO and Project Manager of Russian-American Oil and Gas Exploration Joint Ventures in the former Soviet Union.

Avlie T. Merril, Director, is Chairman of Merrill-Zurich Inc., a diversified real estate management and consulting firm. Mr. Merrill is also President of A. T. Merrill Business Consulting which has advised over 200 public and private companies since 1980. Mr. Merrill has extensive public company experience from his consulting activities and is active in numerous civic and charitable organizations in hometown of Lake Jackson, Texas.

James R. Twedt, Director, has over forty years of public and private company accounting and management experience. He has been the President and CEO of Hydra Fuel Cell Corp. since inception and has led the subsidiary from startup to production in less than twelve months. He previously served as CFO of Computer Automation Systems, Inc., a predecessor enterprise to American Security Resources Corp.

Compliance with Section 16(a) of the Exchange Act

Each of the Company's directors and executive officers filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission. To the best knowledge of management, all reports required to be filed by members of management under Section 16(a) of the 1934 Act have been filed.

Item 10. Executive Compensation.

Messrs. Robert Farr, Director and Chief Operating Officer, and Frank Neukomm, Chairman and Chief Executive Officer, each had $12,000 per month salary accrued during 2006 for a total annual salary of $144,000. Of that amount each was paid $93,000 in cash. Mr. Newton, Chief Financial Officer, received no cash compensation during 2006, but received 450,000 shares of common stock.

Additionally, Messrs. Farr and Neukomm received 4 million and 1 million warrants, respectively, to purchase common shares of the Company. The option strike price is $0.19, expire on January 23, 2011 and contain a cashless provision. These warrants make up the value in the “All Other” column in the table below.

Executive compensation for 2006 and 2005 were as follows:

Name	Position or Title	Year	Salary	Bonus	Stock Awards	All Other
Robert Farr	Chief Operating Officer	2006	$ 144,000	$ -	$ 190,000	$ 755,173
		2005	10,200	-	-	-
Frank Neukomm	Chief Executive Officer	2006	144,000	30,000	190,000	188,793
		2005	35,000	-	-	-
Randall Newton	Chief Financial Officer	2006	-	-	135,200	-
		2005	-	-	-	-

On May 1, 2006, Mr. Farr received 121,277 shares, and Mr. Neukomm received 114,891 shares in settlement of unpaid salary accrued but not paid at March 31, 2006.

Except as set forth above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 2006 and 2005.

Compensation of Directors

Certain Directors were compensated with restricted stock during 2006 for attending meetings and for work performed. Total stock awarded was 500,000 shares. Additionally, one director was awarded warrants to purchase common shares of the Company. The option strike price is $0.19, expire on January 23, 2011 and contain a cashless provision.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock, including stock options, outstanding as of the date of this Report, assuming 82,497,992 shares are outstanding (the number outstanding at the date of this report):

Name and Address	Type of Ownership	No. of Shares Beneficially Owned	Percent of Class

Frank Neukomm 9601 Katy freeway, Suite 220 Houston, TX 77024	Personal	7,487,250	6.8%
Edward L. Davis 9601 Katy freeway, Suite 220 Houston, TX 77024	Personal	7,921,312	7.2%

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

Item 13. Principal Accountant Fees and Services

AUDIT FEES

Malone & Bailey were the Company’s auditors for the fiscal years ended December 31, 2006 and 2005.
For their audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-Q, Malone & Bailey billed us a total of $34,200 for the fiscal year ended December 31, 2006 and $12,000 for the fiscal year ended December 31, 2005.

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

PART IV

Item 14. Exhibits and Reports on Form 8-K.

Reports on Form 8-K.

Form 8-K Election of Directors July and November, 2005 Departure of or Change of Corporate Officers or Directors November 2005

Index of Exhibits:

			Incorporated by reference
No.	Name of Exhibit	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Initial Articles of Incorporation filed in the State of Utah.		10-SB		3.1	09/22/99
3.2	Initial Articles of Incorporation filed in the State of Nevada.		10-SB		3.1	09/22/99
3.3	Articles of Merger to change the Company's domicile filed in the State of Utah and Nevada and effecting a one for four reverse split of the outstanding securities of The Company.		10/SB/12GA		3.3	09/02/99
3.5	By-Laws		10/SB/12GA		3.5	02/02/00
10.1	Purchase agreement - eGO Design		10-KSB/A	12/31/05	10.1	11/01/06
10.2	2.0 Million Warrants issued		10-KSB/A	12/31/05	10.1	11/01/06
10.3	2.5 Million-Unit Warrants		10-KSB/A	12/31/05	10.1	11/01/06
10.4	Employment Agreement - Joe Grace		10-KSB	12/31/04	14B	03/31/05
10.5	Form of Warrant Agreement		10-KSB/A	12/31/05	10.1	11/01/06
21	Subsidiaries of Registrant		10-KSB/A	12/31/05	10.1	11/01/06
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Code of Business Conduct and Ethics		10-KSB/A	12/31/05	10.1	11/01/06

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 2, 2007

/s/ Frank Neukomm
Frank Neukomm President, Chief Executive Officer

/s/ Randall Newton
Randall Newton Chief Financial Officer