Form 10QSB
period 2007-03-31
American Security Resources Corp.
filed 2007-05-15
CIK 1085069

United States Securities Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _____________ to______________

Commission File Number 000-27419

American Security Resources Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	90-0179050
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.

9601 Katy Freeway, Suite 220 Houston, TX 77024	(713) 465-1001
(Address of principal executive offices)	(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 134,313,708 as of May 14, 2007.

Transitional Small Business Disclosure Format (check one) [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Excahnge Act. [ ] Yes [ X ] No

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash in bank	$ 141,617	$ 6,575
Prepaid expenses	6,236	6,447

Total current assets	147,853	13,022

Equipment, net of depreciation of $35,596 and $26,463, respectively	123,988	133,121

TOTAL ASSETS	$ 271,841	$ 146,143

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	58,925	126,184
Other current liabilities	76,222	119,729
Accrued contingent liability	150,000	153,250
Notes payable and accrued interest - shareholders	25,534	20,157
Total current liabilities	310,681	419,320

SHAREHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized; $.001 par value; no shares issued or outstanding	-	-

Common stock - 200,000,000 shares authorized; $.001 par value; 127,119,990 and 109,604,794 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	127,120	109,604

Additional paid-in capital	44,748,425	43,253,937
Deficit accumulated during the development stage	(12,806,101)	(11,528,434)
Deficit accumulated from prior operations	(32,108,284)	(32,108,284)

Total shareholders' deficit	(38,840)	(273,177)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 271,841	$ 146,143

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2007
(unaudited)

			Re-entering Development Stage to March 31, 2007

	Three Months Ended March 31,
	2007	2006

General and administrative expenses	$ 1,016,868	$ 2,469,917	$ 10,522,648
Depreciation	9,133	2,483	32,416
Research and development expenses	250,709	330,255	2,018,892

Operating Expenses	(1,276,710)	(2,802,655)	(12,573,958)

Other Income (Expense):
Permanent impairment of investment	-	-	(225,000)
Interest expense	(957)	-	(7,145)

Net Loss	$ (1,277,667)	$ (2,802,655)	$ (12,806,101)

Other Comprehensive Loss:
Change in unrealized loss on investment available for sale	-	(34,616)	(86,538)

Comprehensive Loss	$ (1,277,667)	$ (2,837,271)	$ (12,892,639)

Loss per share - basic and fully diluted	$ (0.01)	$ (0.04)

Weighted average no. of shares outstanding	118,305,486	65,623,229

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2005 TO MARCH 31, 2007
(unaudited)
			Accumulated Deficit		Other
	No. of	Paid-in	Development	Prior	Comprehensive
	Shares	Capital	Stage	Operations	Loss	Total

Balance, 12/31/04	35,319,977	$ 29,741,757	$ (29,652,400)	$ -	$ -	$ 89,354

Shares issued for:
Cash	2,000,000	77,000				77,000
Director services	2,624,501	248,567				248,567
Services	8,231,288	1,429,304				1,429,304
Warrant expense	-	1,505,897				1,505,897
Compensation	12,000,000	2,040,000				2,040,000
Equity swap investment	1,500,000	225,000				225,000

Net loss			(5,384,548)			(5,384,548)
Other comprehensive loss					(86,538)	(86,538)
Balance, 12/31/05	61,675,766	$ 5,267,525	$ (35,036,948)	$ -	$ (86,538)	$ 144,036

Entries for twelve months ended December 31, 2006:

Reclassification of accumulated deficit			32,108,284	(32,108,284)

Shares of common stock issued for cash
January	1,250,000	111,962				111,962
February	1,608,000	285,138				285,138
March	3,330,000	428,344				428,344
May	1,000,000	136,981				136,981
June	2,050,000	195,000				195,000
July	1,250,000	115,000				115,000
August	2,500,000	179,750				179,750
September	1,500,000	103,000				103,000
October	2,781,250	182,500				182,500
November	500,000	24,000				24,000
December	5,975,000	144,315				144,315
Total	23,744,250	1,905,990	-	-	-	1,905,990

Shares of common stock issued for directors' services
March	700,000	175,175				175,175
August	4,298,000	408,310				408,310
October	200,000	17,400				17,400
December	1,500,000	90,000				90,000
Total	6,698,000	690,885	-	-	-	690,885

Shares of common stock issued for consulting services
March	1,370,999	452,078				452,078
April	700,000	178,500				178,500
June	200,000	27,000				27,000
July	1,100,000	121,000				121,000
August	7,701,999	707,690				707,690
September	213,053	22,371				22,371
October	1,500,000	126,000				126,000
December	2,000,000	90,000				90,000
Total	14,786,051	1,724,639	-	-	-	1,724,639

Shares of common stock issued for accrued liabilities
May	455,448	107,030				107,030
June	177,844	25,509				25,509
Total	633,292	132,539	-	-	-	132,539

Shares of common stock issued relating to the cashless exercise of warrants
February	1,129,935					-
Total	1,129,935	-	-	-	-	-

Fair value of warrants issued for services
March	-	1,775,832				1,775,832
April	-	111,000				111,000
May	-	127,000				127,000
June	-	85,000				85,000
September	-	175,922				175,922
October	-	80,314				80,314
November	-	24,555				24,555
December	-	26,224				26,224
Total	-	2,405,847	-	-	-	2,405,847

Shares of common stock issued for employee and contractor incentives and bonuses
December	937,500	42,188				42,188
Total	937,500	42,188	-	-	-	42,188

Fair value of the modification of the warrants
July	-	1,127,998				1,127,998

Warrants issued for cash - July	-	150,000				150,000

Other equity items (1)		(84,070)			86,538	2,468

Net loss			(8,599,770)			(8,599,770)

Balance, 12/31/06	109,604,794	43,363,541	(11,528,434)	(32,108,284)	-	(273,180)

Entries for the three months ended March 31, 2007

Shares of common stock issued for cash
January	3,900,000	155,460				155,460
February	3,000,000	120,700				120,700
March	4,150,000	156,280				156,280
Total	11,050,000	432,440	-	-	-	432,440

Shares of common stock issued for directors' services
January	500,000	42,000				42,000
Total	500,000	42,000	-	-	-	42,000

Shares of common stock issued for consulting services
January	400,000	38,400				38,400
Total	400,000	38,400	-	-	-	38,400

Shares of common stock issued for accrued liabilities and contractor services
January	4,285,155	156,416				156,416
February	431,386	31,060				31,060
March	848,655	53,398				53,398
Total	5,565,196	240,874	-	-	-	240,874

Fair value of warrants issued for services
January	-	453,142				453,142
February	-	90,628				90,628
March	-	130,450				130,450
Total						-
	-	674,220	-	-	-	674,220

Other equity items (1)		84,070				84,070

Net loss			(1,277,667)			(1,295,467)

Balance, March 31, 2007	127,119,990	$44,875,545	$(12,806,101)	$(32,108,284)	$ -	$(38,837)
Less par:		(127,120)
Total		$44,748,425

(1) Other Equity Items:
$84,070 subtraction from Paid In Capital in 2006 results from stock issuances for which cash was received subsequent to 12/31/06.
$86,538 addition to "Other Comprehensive Loss" results from the reclassification of loss on investment from temporary to permanent.

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
A DEVELOPMENT STAGE ENTERPRISE
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2007
(unaudited)
			Re-entering Development Stage to 03/31/06

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,277,667)	$ (2,802,655)	$ (12,806,101)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	9,133	2,483	32,415
Common stock issued for services	80,400	2,272,584	6,518,214
Stock option and warrant expense	674,220	-	3,131,932
Permanent impairment of investment available for sale	-	-	225,000
Contingent liquidated damages expense		-	150,000

Change in operating assets and liabilities:
Prepaid expenses	211	-	1,794
Accounts receivable from employees	-	(138)	-
Accounts payable	(61,882)	22,343	6,817
Accrued liabilities	197,367	91,500	388,115

Net cash used in operating activities	(378,218)	(413,883)	(2,351,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(11,017)	(148,272)
Net cash used in investing activities	-	(11,017)	(148,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	516,510	825,445	2,338,430
Shareholders loans	-	-	20,000
Net borrowings/(paydowns) on line of credit	(3,250)	-	42,240
Proceeds from the issuance of warrants	-	-	150,000

Net cash provided from financing activities	513,260	825,445	2,550,670

Net change in cash and cash equivalents	135,042	400,545	44,009
Cash and cash equivalents, beginning of period	6,575	11,585	97,608
Cash and cash equivalents, end of period	$ 141,617	$ 412,130	$ 141,617

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of American Security Resources Corporation (“ASRC”, “the Company”, “we” or “us”) have been prepared by ASRC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with ASRC’s audited consolidated financial statements and notes thereto included in ASRC’s Form 10-KSB for the year ended December 31, 2006. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the three-months ended March 31, 2007 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of ASRC include the accounts of ASRC and its wholly-owned subsidiary, Hydra Fuel Cell, Inc.. All significant inter-company transactions have been eliminated.

NOTE 2 - GOING CONCERN

Through March 31, 2007 ASRC has incurred losses totaling $12,806,101 since it re-entered the development stage on October 1, 2005 and had limited working capital at March 31, 2007. Because of these conditions, we will require additional working capital to continue operations and develop the business. We intend to raise additional working capital either through private placements or debt financing arrangements.

There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional fianncing through private placements or other financing arrangements to support ASRC’s working capital requirements. To the extent that funds generated from any private placements or other debt financing arrangements are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on the terms acceptable to us. If adequate working capital is not available, we may not continue our operations or execute our business plan.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - STOCK-BASED COMPENSATION

On January 16, 2007, ASRC issued 2,181,818 shares of our common stock to our Chairman and Chief Executive Officer, Frank Neukomm and our President and Chief Operating Officer in lieu of salaries which were due to them as of December 31, 2006. These shares were valued at $74,182 based on their market value in these financial statements.

On January 30, 2007 ASRC issued 500,000 shares of our common stock to our Board of Directors as compensation for their service. These shares were valued at $42,000 based on their market value in these financial statements.

During the three months ended March 31, 2006, ASRC issued 700,000 shares of common stock to its officers and directors in exchange for services performed and recorded compensation expense of $188,500. The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

During the three months ended March 31, 2006, ASRC issued 1,370,999 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $308,752. The expense is equal to the fair value of the shares at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

NOTE 4 - WARRANTS AND OPTIONS

During the three months ended March 31, 2007, ASRC granted options and warrants as follows:

ASRC granted options to purchase 3,000,000 shares of our common stock pursuant to a consulting contract with an exercise price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days. These options vested immediately and had a term of 90 days. We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 90 days; (2) a computed volatility rate ranging from 127.57 to 195.42%% (3) a discount rate of 4.78 % and (4) zero dividends. The fair value of these options was estimated to be $123,197 and is included in general and administrative expenses for the three-months ended March 31, 2007. All of these options were exercised, resulting in cash receipts of $80,500.

ASRC granted options to purchase 7,400,000 shares of our common stock pursuant to a consulting contract with an exercise price equal to 70% of the closing price on the date immediately preceding the grant date. These options vested immediately and had a term of 1day. We estimated the fair market value of these options using Black Scholes method with assumptions including (1) term of 90 days, (2) computed volatility rate 127.57%; (3) discount rate of 4.78% and (4) zero dividends. The fair value was estimated to be $218,900. All of these options were exercised resulting in cash receipts of $319,400.

ASRC issued 650,000 shares and granted warrants to purchase 650,000 shares of our common stock pursuant to a Private Placement Memorandum with two accredited investors whereby the investors purchased 650,000 Investment Units consisting of (a) 1 share of common stock, (b) ½ of one option to purchase a share of our common stock at $0.10 and (c) ½ of one option to purchase a share of our common stock at $0.20. These warrants vested immediately and had a term of three years. We allocated the proceeds of $32,500 to the warrants and common stock based on the relative fair value of each. We estimated the fair value of these warrants using the Black Scholes method with assumptions including: (1) term of 3 years; (2) a computed volatility rate of 194.65% (3) a discount rate of 4.78 % and (4) zero dividends. The relative fair value of these options was estimated to be $18,931 .

ASRC granted options to purchase 500,000 shares to each member of our Board of Directors, to the Chief Technology Officer of our Hydra Fuel Cell subsidiary, and our Chief Financial Officer with an exercise price equal to $0.071. The options vested immediately and expire on December 31, 2011. We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 5 years; (2) a computed volatility 217% (3) a discount rate of 4.78% and (4) zero dividends. The fair value of these options was estimated to be $332,123 and is included in general and administrative expenses for the three-months ended March 31, 2007.

Outstanding warrants and options as of March 31, 2007 are as follows:

Grant Date	Expiration Date	Exercise Price	Outstanding 12/31/06	New Grants	Forfeitures and Cancellations	Exercises	Outstanding 03/31/07

05/04/04	12/31/07	$ 0.300	2,500,000				2,500,000
05/04/04	12/31/07	$ 0.400	2,500,000				2,500,000
05/04/04	12/31/07	$ 0.500	2,500,000				2,500,000
05/04/04	12/31/07	$ 0.600	2,500,000				2,500,000
05/04/04	12/31/07	$ 0.700	2,500,000				2,500,000
05/04/04	12/31/07	$ 0.800	2,500,000				2,500,000
05/04/04	12/31/07	$ 0.900	2,500,000				2,500,000
01/23/06	01/23/11	$ 0.190	4,000,000				4,000,000
01/23/06	01/23/11	$ 0.190	1,000,000				1,000,000
01/23/06	01/23/11	$ 0.190	500,000				500,000
07/01/06	07/01/09	$ 0.010	50,000,000				50,000,000
03/26/06	04/01/11	$ 0.500	838,000				838,000
10/19/06	12/31/08	$ 0.150	281,250				281,250
01/16/07	04/16/07	$ 0.027		750,000		750,000	-
01/29/07	01/29/07	$ 0.049		1,000,000		1,000,000	-
01/29/07	01/29/07	$ 0.049		1,000,000		1,000,000	-
01/30/07	04/30/07	$ 0.027		750,000		750,000	-
02/21/07	02/21/07	$ 0.044		1,000,000		1,000,000	-
02/21/07	02/21/07	$ 0.044		1,000,000		1,000,000	-
02/23/07	05/24/07	$ 0.027		750,000		750,000	-
03/26/07	03/26/07	$ 0.039		1,700,000		1,700,000	-
03/26/07	03/26/07	$ 0.039		1,700,000		1,700,000	-
03/26/07	06/24/07	$ 0.031		750,000		750,000	-
01/30/07	01/29/10	$ 0.100		125,000			125,000
01/30/07	01/29/10	$ 0.200		125,000			125,000
01/29/07	01/28/10	$ 0.100		200,000			200,000
01/29/07	01/28/10	$ 0.200		200,000			200,000
01/30/07	12/31/11	$ 0.071		500,000			500,000
01/30/07	12/31/11	$ 0.071		500,000			500,000
01/30/07	12/31/11	$ 0.071		500,000			500,000
01/30/07	12/31/11	$ 0.071		500,000			500,000
01/30/07	12/31/11	$ 0.071		500,000			500,000
01/30/07	12/31/11	$ 0.071		500,000			500,000
01/30/07	12/31/11	$ 0.071		500,000			500,000
Totals			74,119,250	14,550,000	-	10,400,000	78,269,250

During the three months ended March 31, 2006, ASRC issued options to purchase 5,500,000 shares of common stock granted to certain officers and directors These options expire in five years from the grant date, are immediately vested, contain a cashless option, and have an exercise price of $0.19. The cashless exercise provision allows the Holder to receive common stock according to the formula:

S = W - [ ( $0.19 / C ) * W ], where

S = The number of shares received using the cashless provision
W = the number of warrants granted
C = the closing bid price on the date of exercise

As a result of the adoption of FAS 123R, stock-based compensation expense of $1,038,363 was recognized during the period ended March 31, 2006. The Company estimated the fair value of these warrants using the Black Scholes method with the following assumptions: (1)computed volatility rate of 240% (2) option term of 5 years and (3) risk - free rate of 4.7% and (4) expected dividend rate of 0.

During the three months ended March 31, 2006, ASRC issued warrants to purchase 3,000,000 shares pursuant to a consulting contract with a strike price equal to 70% of the value weighted average price of the lowest eight days of the prior twenty trading days. These warrants vested immediately and had a term of 90 days. The Company estimated the relative fair value of these warrants using the Black Sholes method with a computed volatility rate ranging from 183% to 240% and a discount rate of 4.3%. The relative fair value of these warrants was estimated to be $737,503 and is included in general and administrative expenses for the period ending March 31, 2006. All of these warrants were exercised during the period for $385,945.

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2007, ASRC’s Chief Executive Officer and Chief Operating Officer both made loans to the Company of $10,000 each. During the three months ended March 31, 2007, they made additional loans of $5,000 each. These loans pay interest at 6 percent and are due May 12, 2007. As of March 31, 2007, we have accrued $537 of interest payable on these notes.

As described above, on January 16, 2007, ASRC issued 2,181,818 shares of our common stock to our Chairman and Chief Executive Officer, Frank Neukomm and our President and Chief Operating Officer in lieu of salaries which were due to them as of December 31, 2006. These shares were valued at $74,182 in these financial statements.

Also on January 16, 2007, ASRC issued 113,636 shares of our common stock to the President of our Hydra Fuel Cell subsidiary, who is also a board member of American Security Resources, in lieu of salaries which were due to him as of December 31, 2006. These shares were valued at $3,977 in these financial statements.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During 2006, ASRC was named as a defendant in a civil lawsuit alleging patent infringement. ASRC affirmatively defends its position that it hasw not infringed on the third party patent. While, the final outcome is not known at this time, management does not believe it will have a material impact on its financial postion or results of operations.

In July 2006, ASRC issued warrants to purchase 50,000,000 shares to an investor for cash proceeds of $150,000 in contemplation of negotiating a further financing arrangement which ultimately did not occur. The warrants have a 3 year term and an exercise price of $0.01. ASRC estimated the fair market value of these warrants to be $4,113,000 using a Black Scholes with key assumptions of (1) expected term of 3 years, (2) calculated volatility of 284.93%, (3) discount rate of 4.3% and (4) zero dividends. The terms of the warrants included maximum liquidated damages in the amount of $680,000, in the event that the company did not file an effective registration statement within six months of the execution of the agreement. Included in the damages, was a potential to refund the $150,000 proceeds received. At the same time, a shareholder pledged 4,000,000 shares of his own stock in ASRC to the investor for collateral. ASRC evaluated these warrants for liability treatment under SFAS 133 and EITF 00-19 taking into consideration View A of EITF 05-04 and determined that it was more economical to settle in “unregistered shares”, thus these instruments were not considered to be liabilities under the authoritative literature. As of March 31, 2007, we are considered to be in default under this warrant agreement because no registration statement was filed. As a result, we have accrued a contingent liability of $150,000 for the original proceeds received and estimated liquidated damages of $35,000 and have recorded a corresponding expense. The company will continue to evaluate further liquidated damages if necessary.

Item 2 - Management’s Plan of Operation

Our Hydra Fuel Cell subsidiary completed the initial development stage of the HydraStax® unit and testing for certification is currently underway. We believe that the HydraStax® unit’s cost per KwH is significantly below that of our competitors, giving us a competitive edge. Thus, upon certification we intend to agressively market these units and we are actively pursuing financing to begin manufacturing and distribution. We estimate that our Hydra Fuel Cell subsidiary will require approximately $2 million to produce and sell these units to self-sufficiency. There is no guarantee that management will be successful in obtaining these funds.

We have also formed two new subsidiaries to pursue the development of clean energy sources. We formed American Wind Power Corporation which owns the exclusive right to develop the patented Noble Wind Turbine for residential use which spins in a horizontal plane and utilizes a combination of lift and drag forces working in concert to maximize its capture of wind power. It is an extremely robust design, one that is capable of continual operation in hurricane force winds. Additionally, we formed American Hydrogen Corporation to develop and commercialize a technology to formulate hydrogen that we hope will change the economics of producing hydrogen sufficient to enable the hydrogen economy. These two new technologies are currently in the development stage and we expect to be able to assess their costs and values some time later in the year.

We continue to review acquisition opportunities that would enhance its fuel cell offerings, expand its offerings in alternative energy production or represent opportunities in homeland security or national defense.

Liquidity and Capital Resources

We had no revenues for the three months ended March 31, 2006.

We incurred $1,016,868 of general and administrative expenses for the three months ended March 31, 2007 compared with $2,469,917 for the same period during 2006. The difference is primarily due to non-cash compensation expense incurred during the three months ended March 31, 2006 that was not incurred during the same period in 2007.

In addition, we incurred $250,709 in research and development costs in its Hydra Fuel Cell subsidiary relating to the development of its HydraStax® hydrogen fuel cell for that period compared with $330,255 for the three months ended March 31, 2006. We consumed $378,218 in cash from operating activities for the three months ended March 31, 2007 compared with $413,883 in 2006.

We had a net comprehensive loss of $1,277,667 and $2,837,271, or $0.01 and $0.04 per share for the three months ended March 31, 2007 and 2006, respectively.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern. We may, in the future, experience significant fluctuations in our results of operations. If we are required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when trading in those shares develops. However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan. Our current working capital is not sufficient to cover expected cash requirements for 2007 or to bring us to a positive cash flow position. If we do not raise sufficient capital to execute our business plan, it is possible that we will not be able to continue as a going concern.

Item 3 - Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, our chief executive officer and our chief financial officer have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report. While conducting the review of the interim financial statements as of and for the period ended March 31, 2007, our independent auditors found numerous adjustments that indicated a material weakness in our controls over financial reporting. It is our plan with additional funding to devote more resources to this very critical function.

There has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 2 - Changes in Securities

Recent Sales of Unregistered Securities

On January 16, 2007, we issued 2,181,818 shares of our common stock to our Chairman and Chief Executive Officer, Frank Neukomm and our President and Chief Operating Officer in lieu of salaries which were due to them as of December 31, 2006. These shares were valued at $74,182 in these financial statements.

Also on January 16, 2007, we issued 113,636 shares of our common stock to the President of our Hydra Fuel Cell subsidiary, who is also a board member of American Security Resources, in lieu of salaries which were due to him as of December 31, 2006. These shares were valued at $3,977 in these financial statements.

We issued 10,400,000 shares of our common stock at various times during the three months ended March 31, 2006 upon the exercise of options issued pursuant to various consulting agreements. We collected $399,940 as a result of the exercise of these options.

On January 29, 2007, we issued 400,000 shares of our common stock to a firm specializing in the financing and syndication of alternative energy companies as payment for services pursuant to our contract with them. We valued these shares at $38,400.

On January 29 and 30, 2007, we issued 650,000 shares of our common stock pursuant to a Private Placement Memorandum with two accredited investors whereby the investors purchased 650,000 Investment Units consisting of (a) 1 share of common stock, (b) ½ of one option to purchase a share of our common stock at $0.10 and (c) ½ of one option to purchase a share of our common stock at $0.20. These transactions resulted in proceeds of $32,500.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

We held no shareholder meetings during the three months ended March 31, 2007.

PART III - EXHIBITS AND CERTIFICATIONS

Item 1 - Exhibits.

Index of Exhibits

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

AMERICAN SECURITY RESOURCES CORPORATION

Date: 05/14/07	By: /s/ Frank Neukomm
Frank Neukomm, CEO
Date: 05/14/07	By: /s/ Randall Newton
Randall Newton, CFO