Form 10QSB
period 2007-06-30
American Security Resources Corp.
filed 2007-08-20
CIK 1085069

United States Securities Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  153,509,121 of August 20, 2007.

Transitional Small Business Disclosure Format (check one) [ X ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. [  ] Yes [ X ] No

 PART I - FINANCIAL INFORMATION
 Item 1 - Financial Statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash in bank	$ 51,512	$ 6,575
Prepaid expenses	4,415	6,447
Total current assets	55,927	13,022

Equipment, net of depreciation of $49,371 and $26,463, respectively	110,216	133,121

TOTAL ASSETS	$ 166,143	$ 146,143

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	83,806	126,184
Other current liabilities	131,840	119,729
Accrued contingent liability and accrued interest	154,875	153,250
Notes payable and accrued interest - shareholders	25,909	20,157
Total current liabilities	396,430	419,320

SHAREHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized; $.001 par value; no shares issued or outstanding	-	-
Common stock - 200,000,000 shares authorized; $.001 par value 143,635,771 and 109,604,794 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	143,636	109,604

Additional paid-in capital	45,357,706	43,253,937
Deficit accumulated during the development stage	(13,623,345)	(11,528,434)
Deficit accumulated from prior operations	(32,108,284)	(32,108,284)

Total shareholders' deficit	(230,287)	(273,177)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 166,143	$ 146,143

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
 AND THE PERIOD FROM OCTOBER 1, 2005 (RE-ENTERING OF DEVELOPMENT STAGE)
 THROUGH JUNE 30, 2007
(unaudited)

	Three months Ended June 30		Six months Ended June 30		Re-entering Development Stage to
	2007	2006	2007	2006	June 30, 2007

General and administrative expenses	$ 987,874	872,556	2,004,742	$3,344,956	11,510,522
Depreciation	13,770	-	22,903	0	46,186
Research and development expenses	(192,002)	375,635	58,707	705,890	1,826,890

Operating Expenses	(809,642)	(1,248,191)	(2,086,352)	(4,050,846)	(13,383,598)

Other Income (Expense):
Permanent impairment of investment	-			-	(225,000)
Interest expense	(7,599)		(8,556)	-	(14,744)

Net Loss	$ (817,241)	(1,248,191)	$(2,094,908)	$(4,050,846)	$ (13,623,342)

Other Comprehensive Loss:
Change in unrealized loss on investment available for sale	-	(95,536)	-	(130,152)	(86,538)

Comprehensive Loss	$ (817,241)	$ (1,343,727)	$ (2,094,908)	$(4,180,998)	$(13,709,880)

Loss per share - basic and fully diluted	$ (0.01)	$ (0.02)	$ (0.02)	$(0.06)	$(0.15)

Weighted average no. of shares outstanding	133,829,190	72,820,796	122,768,928	70,115,092	89,774,388

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2005 TO JUNE 30, 2007
(unaudited)

			Accumulated Deficit		Other
	No. of	Paid-in	Development	Prior	Comprehensive
	Shares	Capital	Stage	Operations	Loss	Total

Balance, 12/31/04	35,319,977	$ 29,741,757	$ (29,652,400)	$ -	$ -	$ 89,357

Shares issued for:
Cash	2,000,000	77,000				77,000
Director services	2,624,501	248,567				248,567
Services	8,231,288	1,429,304				1,429,304
Warrant expense	-	1,505,897				1,505,897
Compensation	12,000,000	2,040,000				2,040,000
Equity swap investment	1,500,000	225,000				225,000
Net loss			(5,384,548)			(5,384,548)
Other comprehensive loss Balance, 12/31/05					(86,538)	(86,538)
	61,675,766	$ 5,267,525	$ (35,036,948)	$ -	$ (86,538)	$ 144,039

Entries for twelve months ended December 31, 2006:
Reclassification of accumulated deficit			32,108,284	(32,108,284)

Shares of common stock issued for cash
January	1,250,000	111,962				111,962
February	1,608,000	285,138				285,138
March	3,330,000	428,344				428,344
May	1,000,000	136,981				136,981
June	2,050,000	195,000				195,000
July	1,250,000	115,000				115,000
August	2,500,000	179,750				179,750
September	1,500,000	103,000				103,000
October	2,781,250	182,500				182,500
November	500,000	24,000				24,000
December	5,975,000	144,315				144,315
Total	23,744,250	1,905,990	-	-	-	1,905,990

Shares of common stock issued for directors' services
March	700,000	175,175				175,175
August	4,298,000	408,310				408,310
October	200,000	17,400				17,400
December	1,500,000	90,000				90,000
Total	6,698,000	690,885	-	-	-	690,885

Shares of common stock issued for consulting services
March	1,370,999	452,078				452,078
April	700,000	178,500				178,500
June	200,000	27,000				27,000
July	1,100,000	121,000				121,000
August	7,701,999	707,690				707,690
September	213,053	22,371				22,371
October	1,500,000	126,000				126,000
December	2,000,000	90,000				90,000
Total	14,786,051	1,724,639	-	-	-	1,724,639

Shares of common stock issued for accrued liabilities
May	455,448	107,030				107,030
June	177,844	25,509				25,509
Total	633,292	132,539	-	-	-	132,539

Shares of common stock issued relating to the cashless exercise of warrants
February	1,129,935					-
Total	1,129,935	-	-	-	-	-

Fair value of warrants issued for services
March	-	1,775,832				1,775,832
April	-	111,000				111,000
May	-	127,000				127,000
June	-	85,000				85,000
September	-	175,922				175,922
October	-	80,314				80,314
November	-	24,555				24,555
December	-	26,224				26,224
Total	-	2,405,847	-	-	-	2,405,847

Shares of common stock issued for employee and contractor incentives and bonuses
December	937,500	42,188				42,188
Total	937,500	42,188	-	-	-	42,188

Fair value of the modification of the warrants
July	-	1,127,998				1,127,998
Warrants issued for cash - July	-	150,000				150,000
Other equity items (1)		(84,070)			86,538	2,468
Net loss			(8,599,770)			(8,599,770)

Balance, 12/31/06	109,604,794	43,363,541	(11,528,434)	(32,108,284)	-	(273,177)

Entries for the three months ended March 31, 2007

Shares of common stock issued for cash
January	3,900,000	155,460				155,460
February	3,000,000	120,700				120,700
March	4,150,000	156,280				156,280
Total	11,050,000	432,440	-	-	-	432,440

Shares of common stock issued for directors' services
January	500,000	42,000				42,000
Total	500,000	42,000	-	-	-	42,000

Shares of common stock issued for consulting services
January	400,000	38,400				38,400
Total	400,000	38,400	-	-	-	38,400

Shares of common stock issued for accrued liabilities and contractor services
January	4,285,155	156,416				156,416
February	431,386	31,060				31,060
March	848,655	53,398				53,398
Total	5,565,196	240,874	-	-	-	240,874

Fair value of warrants issued for services
January	-	453,142				453,142
February	-	90,628				90,628
March	-	130,450				130,450
Total						-
	-	674,220	-	-	-	674,220

Other equity items (1)		84,070				84,070
Net loss			(1,277,667)			(1,277,667)
Balance, March 31, 2007	127,119,990	$44,875,548	$(12,806,101)	$(32,108,284)	$ -	$(38,840)
Less par:		(127,120)
Total		$44,748,428

Entries for the three months ended June 30, 2007

Shares of common stock issued for cash
April	4,500,000	64,260				64,260
May	1,450,000	39,850				39,850
June	7,900,000	206,890				206,890
Total	12,750,000	311,000	-	-	-	311,000

Shares of common stock issued for consulting services
June	250,000	10,000				10,000
Total	250,000	10,000	-	-	-	10,000

Shares of common stock issued for accrued liabilities and contractor services
April	815,604	41,275				41,275
May	801,014	32,465				32,465
June	722,290	33,587				33,587
Total	2,338,908	107,326	-	-	-	107,326
Shares of common stock issued relating to the cashless exercise of warrants
June	76,873	0-				-
Total						-
	76,873-	-	-	-	-	-
Fair value of warrants issued for services
April	-	68,007				68,007
May	-	19,400				19,400
June	-	110,061				110,061
Total	-	197,368	-	-	-	197,368

Net loss			(817,241)			(817,241)

Balance, June 30, 2007	143,635,771	$45,501,342	$(13,623,345)	$(32,108,284)	$ -	$(230,287)
Less par:		(143,636)
Total		$45,357,706

(1)  Other Equity Items:
$84,070 subtraction from Paid In Capital in 2006 results from stock issuances for which cash was received subsequent to 12/31/06.
$86,538 addition to "Other Comprehensive Loss" results from the reclassification of loss on investment from temporary to permanent.

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
A DEVELOPMENT STAGE ENTERPRISE
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2007
(unaudited)

			Re-entering Development Stage to June 30, 2007
			Development stage to
	Six months Ended June 30,		June 30, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,094,908)	$ (4,050,846)	$ (13,623,342)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,905	7,676	46,187
Common stock issued for services	438,600	746,085	6,876,414
Stock option and warrant expense	955,761	2,098,832	3,413,473
Permanent impairment of investment available for sale	-	-	225,000
Contingent liquidated damages expense		-	150,000

Change in operating assets and liabilities:
Prepaid expenses	2,032	-	3,615
Accounts payable	(42,378)	70,612	26,321
Contingent liabilities		-
Accrued liabilities	14,485	103,924	205,233

Net cash used in operating activities	(703,503)	(1,023,717)	(2,677,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(112,353)	(148,272)
Net cash used in investing activities	-	(112,353)	(148,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	743,440	1,1577,425	2,265,360
Proceeds from shareholders loans	5,000	-	25,000
Net borrowings/(paydowns) on line of credit		10,000	45,490
Proceeds from the issuance of warrants	-	-	150,000

Net cash provided from financing activities	748,440	1,167,425	2,785,850

Net change in cash and cash equivalents	44,937	31,355	(39,521)
Cash and cash equivalents, beginning of period	6,575	11,585	91,033
Cash and cash equivalents, end of period	$ 51,512	$ 42,940	$ 51,512

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of American Security Resources Corporation (“ASRC”, “the Company”, “we” or “us”) have been prepared by ASRC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with ASRC's audited consolidated financial statements and notes thereto included in ASRC's Form 10-KSB for the year ended December 31, 2006. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the three-months ended June 30, 2007 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of ASRC include the accounts of ASRC and its wholly-owned subsidiary, Hydra Fuel Cell, Inc.. All significant inter-company transactions have been eliminated.

NOTE 2 - GOING CONCERN

Through June 30, 2007 ASRC has incurred losses totaling $13,623,342 since it re-entered the development stage on October 1, 2005 and had limited working capital at June 30, 2007. Because of these conditions, we will require additional working capital to continue operations and develop the business. We intend to raise additional working capital either through private placements or debt financing arrangements.

There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements or other financing arrangements to support ASRC's working capital requirements. To the extent that funds generated from any private placements or other debt financing arrangements are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on the terms acceptable to us. If adequate working capital is not available, we may not continue our operations or execute our business plan.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - STOCK-BASED COMPENSATION

During the six months ended June 30, 2007,  ASRC issued 2,181,818 shares of our common stock to our Chairman and Chief Executive Officer, Frank Neukomm and our President and Chief Operating Officer in lieu of salaries which were due to them as of December 31, 2006. These shares were valued at $74,182 based on their market value in these financial statements.  ASRC also issued 250,000 shares of stock to Frank Neukomm as compensation for a sales bonus.  These shares were valued at $10,000.  The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

During the six months ended June 30, 2007, ASRC issued 5,622,286 shares of stock in lieu of compensation to consultants for services rendered at Hydra Fuel Cell.  These shares were valued at $273,765 based on their market value at the time of issuance, as reflected in these financial statements.

On January 30, 2007 ASRC issued 500,000 shares of our common stock to our Board of Directors as compensation for their service. These shares were valued at $42,000 based on their market value in these financial statements. The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

During the six months ended June 30, 2007, ASRC issued 750,000 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $52,750,  The expense is equal to the fair value of the shares at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

NOTE 4 - WARRANTS AND OPTIONS

During the six months ended June 30, 2007, ASRC granted options and warrants as follows:

ASRC granted options to purchase 6,000,000 shares of our common stock pursuant to a consulting contract with an exercise price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days. These options vested immediately and had a term of 90 days. We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 90 days; (2) a computed volatility rate ranging from 95.62% to 195.42% (3) a discount rate of 4.72 to 4.91 % and (4) zero dividends. The fair value of these options was estimated to be $176,965 and is included in general and administrative expenses for the six-months ended June 30, 2007. All of these options were exercised, resulting in cash receipts of $139,500.

During the 6 months ended June 30, 2007, ASRC granted options to purchase 17,600,000 shares of our common stock pursuant to a consulting contract with an exercise price equal to 70% of the closing price on the date immediately preceding the grant date. These options vested immediately and had a term of 1day. We estimated the fair market value of these options using Black Scholes method with assumptions including (1) term of 90 days, (2) computed volatility rates of 91% to 127.57%; (3) discount rates of 4.73% - 4.91% and (4) zero dividends. The fair value was estimated to be $506,308. All of these options were exercised resulting in cash receipts of $543,540.

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

During the six months ended June 30, 2007, ASRC issued options to purchase 5,500,000 shares of common stock granted to certain officers and directors These options expire in five years from the grant date, are immediately vested, contain a cashless option, and have an exercise price of $0.19. The cashless exercise provision allows the Holder to receive common stock according to the formula:

S = W - [ ( $0.19 / C ) * W ], where

S = The number of shares received using the cashless provision
W = the number of warrants granted
C = the closing bid price on the date of exercise

As a result of the adoption of FAS 123R, stock-based compensation expense of $1,038,363 was recognized during the six month period ended June 30, 2007. The Company estimated the fair value of these warrants using the Black Scholes method with the following assumptions: (1)computed volatility rate of 240% (2) option term of 5 years and (3) risk - free rate of 4.7% and (4) expected dividend rate of 0.

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2006, ASRC's Chief Executive Officer and Chief Operating Officer both made loans to the Company of $10,000 each. During the six months ended June 30, 2007, they made additional loans of $5,000. These loans pay interest at 6 percent and are due May 12, 2007. As of June 30, 2007, we have accrued $909 of interest payable on these notes and the principal balance remains outstanding.

As described above, during the six months ended June 30, 2007, ASRC issued 2,181,818 shares of our common stock to our Chairman and Chief Executive Officer, Frank Neukomm and our President and Chief Operating Officer in lieu of salaries which were due to them as of December 31, 2006. These shares were valued at $74,182 in these financial statements.  ASRC also issued 250,000 shares of stock to Frank Neukomm as compensation for a sales bonus.  These shares were valued at $10,000.  The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

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

In July 2006, ASRC issued warrants to purchase 50,000,000 shares to an investor for cash proceeds of $150,000 in contemplation of negotiating a further financing arrangement which ultimately did not occur. The warrants have a 3 year term and an exercise price of $0.01. ASRC estimated the fair market value of these warrants to be $4,113,000 using a Black Scholes with key assumptions of (1) expected term of 3 years, (2) calculated volatility of 284.93%, (3) discount rate of 4.3% and (4) zero dividends. The terms of the warrants included maximum liquidated damages in the amount of $680,000, in the event that the company did not file an effective registration statement within six months of the execution of the agreement. Included in the damages, was a potential to refund the $150,000 proceeds received. At the same time, a shareholder pledged 4,000,000 shares of his own stock in ASRC to the investor for collateral. ASRC evaluated these warrants for liability treatment under SFAS 133 and EITF 00-19 taking into consideration View A of EITF 05-04 and determined that it was more economical to settle in “unregistered shares”, thus these instruments were not considered to be liabilities under the authoritative literature. As of June 30, 2007, we are considered to be in default under this warrant agreement because no registration statement was filed. As a result, we have accrued a contingent liability of $150,000 for the original proceeds received and estimated liquidated damages of $35,000 and have recorded a corresponding expense. The company will continue to evaluate further liquidated damages if necessary.

NOTE 7 – SUBSEQUENT EVENTS

On July 10th, the Company secured a license to commercialize an Ammonia-to-Hydrogen technology. In consideration or this license the Company has granted 2 million restricted shares and 2 million options at an exercise price equal to the closing price of the Company’s stock at the date the license is granted. The Company also has committed to fund 24 months of research at $25,000 per month at Ohio University in addition to paying a license fee of $100,000.

 Item 2 - Management's Plan of Operation

Our Hydra Fuel Cell subsidiary completed the initial development stage of the HydraStax® unit and testing for certification is currently underway. We believe that the HydraStax® unit's cost per KwH is significantly below that of our competitors, giving us a competitive edge. Thus, upon certification we intend to aggressively market these units and we are actively pursuing financing to begin manufacturing and distribution. We estimate that our Hydra Fuel Cell subsidiary will require approximately $2 million to produce and sell these units to self-sufficiency. There is no guarantee that management will be successful in obtaining these funds.

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

Liquidity and Capital Resources

We had no revenues for the six months ended June 30, 2006 and 2007.

Our working capital deficit decreased by $119,787 to $340,503 at June 30, 2007 compared to $460,290 at December 31, 2006. This deficit is primarily due to lack of revenues while we are in development stage and ordinary operating expenses.

Our cash flows from operations were negative during the six month period ended June 30, 2007 and the six month period ended June 30, 2006 due to our lack of revenues and operating costs. Our primary funding source was the exercise of stock options for cash resulting in total cash provided by financing activities of $748,440.

We incurred $2,004,742 of general and administrative expenses for the six months ended June 30, 2007 compared with 3,344,956 for the same period during 2006. The difference is primarily due to non-cash compensation expense incurred during the six months ended June 30, 2006 that was not incurred during the same period in 2007.

In addition, we incurred $58,707 in research and development costs in its Hydra Fuel Cell subsidiary relating to the development of its HydraStax® hydrogen fuel cell for that period compared with $705,890 for the six months ended June 30, 2006. We consumed $703,503 in cash from operating activities for the six months ended June 30, 2007 compared with $1,023,717 in 2006.

We had a net comprehensive loss of $2,094,908 and $4,050,846, or $0.02 and $0.06 per share for the six months ended June 30, 2007 and 2006, respectively.

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

 Item 3 - Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, our chief executive officer and our chief financial officer have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report. While conducting the review of the interim financial statements as of and for the period ended June 30, 2007, our independent auditors found numerous adjustments that indicated a material weakness in our controls over financial reporting. It is our plan with additional funding to devote more resources to this very critical function.

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

None.

 Item 3 - Defaults Upon Senior Securities

None.

 Item 4 - Submission of Matters to a Vote of Security Holders

We held no shareholder meetings during the six months ended June 30, 2007.

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

AMERICAN SECURITY RESOURCES CORPORATION

Date: August 20, 2007	By: /s/ Frank Neukomm
Frank Neukomm, CEO
Date: August 20, 2007	By: /s/ Marlin Williford
Marlin Williford, CFO