Form 10QSB
period 2007-09-30
American Security Resources Corp.
filed 2007-11-13
CIK 1085069

United States Securities Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _______to_________

Commission File Number 000-27419
American Security Resources Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	90-0179050
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.

9601 Katy Freeway, Suite 220 Houston, TX 77024	(713) 465-1001
(Address of principal executive offices)	(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  176,719,115   as of  November  9, 2007.

Transitional Small Business Disclosure Format (check one) [ X ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. [  ] Yes [ X ] No

FORM 10-QSB
TABLE OF CONTENTS

  PART I - FINANCIAL INFORMATION
  Item 1 - Financial Statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash in bank	$ 28,530	$ 6,575
Prepaid expenses	3,815	6,447
Total current assets	32,345	13,022

Equipment, net of depreciation of $63,143 and $26,463, respectively	96,822	133,121

Intangible assets, net of amortization of $8,032	811,268	---

TOTAL ASSETS	$ 940,435	$ 146,143

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$91,641	$126,184
Other current liabilities	852,859	119,729
Accrued contingent liability and accrued interest	154,875	153,250
Notes payable and accrued interest - shareholders	26,284	20,157
Total current liabilities	1,125,659	419,320

SHAREHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized; $.001 par value; no shares issued or outstanding	-	-
Common stock - 200,000,000 shares authorized; $.001 par value 171,074,082 and 109,604,794 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	171,074	109,604

Additional paid-in capital	46,514,697	43,253,937
Deficit accumulated during the development stage	(14,762,711)	(11,528,434)
Deficit accumulated from prior operations	(32,108,284)	(32,108,284)
Total shareholders' deficit	(185,224)	(273,177)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 940,435	$ 146,143

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
 AND THE PERIOD FROM OCTOBER 1, 2005 (RE-ENTERING OF DEVELOPMENT STAGE)
 THROUGH SEPTEMBER 30, 2007
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Re-entering Development Stage to
	2007	2006	2007	2006	September 30, 2007

General and administrative expenses	$ 421,756	$ 2,468,795	$ 2,426,498	$ 5,813,751	$ 11,932,278
Depreciation and amortization	21,806	-	44,709	-	67,992
Research and development expenses	694,672	715,742	753,379	1,421,632	2,521,562
Operating Expenses	(1,138,234	(3,184,537)	(3,224,586	(7,235,383)	(14,521,832)

Other Income (Expense):
Permanent impairment of investment	-	(222,231)	-	(222,231	(225,000)
Interest expense	(1,132)	(2,156)	(9,688)	(2,156)	(15,876)
Net Loss	(1,139,366)	(3,408,924)	(3,234,274)	(7,459,770)	(14,762,708)

Other Comprehensive Loss:
Change in unrealized loss on investment available for sale	-	216,690	-	86,538	(86,538)

Comprehensive Loss	$ (1,139,366)	$ (3,192,234)	$ (3,234,274)	$ (7,373,232)	$ (14,849,246)

Loss per share - basic and fully diluted	$ (0.01)	$ (0.04)	$ (0.03)	$ (0.10)

Weighted average shares outstanding	154,371,971	84,017,203	124,271,706	74,221,120

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2005 THROUGH SEPTEMBER 30, 2007
(unaudited)

	No. of Shares	Paid-in Capital	Accumulated Deficit Development Stage	Prior Operations	Other Comprehensive Loss	Total
Balance, 12/31/04	35,319,977	$ 29,741,757	$ (29,652,400)	$ -	$ -	$ 89,357

Shares issued for:
Cash	2,000,000	77,000				77,000
Director services	2,624,501	248,567				248,567
Services	8,231,288	1,429,304				1,429,304
Warrant expense	-	1,505,897				1,505,897
Compensation	12,000,000	2,040,000				2,040,000
Equity swap investment	1,500,000	225,000				225,000
Net loss			(5,384,548)			(5,384,548)
Other comprehensive loss					(86,538)	(86,538)
Balance 12/31/05	61,675,766	35,267,525	(35,036,948)	-	(86,538)	144,039

Entries for twelve months ended December 31, 2006:
Reclassification of accumulated deficit			32,108,284	(32,108,284)

Shares of common stock issued for cash
January	1,250,000	111,962				111,962
February	1,608,000	285,138				285,138
March	3,330,000	428,344				428,344
May	1,000,000	136,981				136,981
June	2,050,000	195,000				195,000
July	1,250,000	115,000				115,000
August	2,500,000	179,750				179,750
September	1,500,000	103,000				103,000
October	2,781,250	182,500				182,500
November	500,000	24,000				24,000
December	5,975,000	144,315				144,315
Total	23,744,250	1,905,990	-	-	-	1,905,990

Shares of common stock issued for directors' services
March	700,000	175,175				175,175
August	4,298,000	408,310				408,310
October	200,000	17,400				17,400
December	1,500,000	90,000				90,000
Total	6,698,000	690,885	-	-	-	690,885

Shares of common stock issued for consulting services
March	1,370,999	452,078				452,078
April	700,000	178,500				178,500
June	200,000	27,000				27,000
July	1,100,000	121,000				121,000
August	7,701,999	707,690				707,690
September	213,053	22,371				22,371
October	1,500,000	126,000				126,000
December	2,000,000	90,000				90,000
Total	14,786,051	1,724,639	-	-	-	1,724,639

Shares of common stock issued for accrued liabilities
May	455,448	107,030				107,030
June	177,844	25,509				25,509
Total	633,292	132,539	-	-	-	132,539

Shares of common stock issued relating to the cashless exercise of warrants
February	1,129,935					-
Total	1,129,935	-	-	-	-	-

Fair value of warrants issued for services
March	-	1,775,832				1,775,832
April	-	111,000				111,000
May	-	127,000				127,000
June	-	85,000				85,000
September	-	175,922				175,922
October	-	80,314				80,314
November	-	24,555				24,555
December	-	26,224				26,224
Total	-	2,405,847	-	-	-	2,405,847

Shares of common stock issued for employee and contractor incentives and bonuses
December	937,500	42,188				42,188
Total	937,500	42,188	-	-	-	42,188

Fair value of the modification of the warrants
July	-	1,127,998				1,127,998
Warrants issued for cash -July	-	150,000				150,000
Other equity items (1)		(84,070)			86,538	2,468
Net loss			(8,599,770)		-	(8,599,770)
Balance, 12/31/06	109,604,794	43,363,541	(11,528,434)	(32,108,284)	-	(273,177)

Entries for the three months ended March 31, 2007
Shares of common stock issued for cash
January	3,900,000	155,460				155,460
February	3,000,000	120,700				120,700
March	4,150,000	156,280				156,280
Total	11,050,000	432,440	-	-	-	432,440

Shares of common stock issued for directors' services
January	500,000	42,000				42,000
Total	500,000	42,000	-	-	-	42,000

Shares of common stock issued for consulting services
January	400,000	38,400				38,400
Total	400,000	38,400	-	-	-	38,400

Shares of common stock issued for accrued liabilities and contractor services
January	4,285,155	156,416				156,416
February	431,386	31,060				31,060
March	848,655	53,398				53,398
Total	5,565,196	240,874	-	-	-	240,874

Fair value of warrants issued for services
January	-	453,142				453,142
February	-	90,628				90,628
March	-	130,450				130,450
Total	-	674,220	-	-	-	674,220

Other equity items (1)		84,070				84,070
Net loss			(1,277,667)			(1,277,667)
Balance, March 31, 2007	127,119,990	44,875,548	(12,806,101)	(32,108,284)	-	(38,840)
Less par:		(127,120)
Total		$44,748,428

Entries for the three months ended June 30, 2007
Shares of common stock issued for cash
April	4,500,000	64,260				64,260
May	1,450,000	39,850				39,850
June	7,900,000	206,890				206,890
Total	12,750,000	311,000	-	-	-	311,000

Shares of common stock issued for consulting services
June	250,000	10,000				10,000
Total	250,000	10,000	-	-	-	10,000
Shares of common stock issued for accrued liabilities and contractor services
April	815,604	41,275				41,275
May	801,014	32,465				32,465
June	722,290	33,587				33,587
Total	2,338,908	107,326	-	-	-	107,326
Shares of common stock issued relating to the cashless exercise of warrants
June	76,873	-				-
Total	76,873	-	-	-	-	-
Fair value of warrants issued for services
April	-	68,007				68,007
May	-	19,400				19,400
June	-	110,061				110,061
Total	-	197,368	-	-	-	197,368

Net loss			(817,241)			(817,241)
Balance, June 30, 2007	143,635,771	45,501,342	(13,623,345)	(32,108,284)	-	(230,287)
Less par:		(143,635)
Total		$45,357,707

Entries for the three months Ended September 30, 2007
Shares of common stock issued for cash
July	5,700,000	212,599				212,599
August	5,500,000	168,960				168,960
September	4,400,000	123,200				123,200
Total	15,600,000	504,759	-	-	-	504,759

Shares issued for technology
License	2,000,000	82,000				82,000

Shares of common stock for consulting services
September	6,781,407	271,256				271,256
Total	6,781,407	271,256	-	-	-	271,256

Shares of common stock issued for accrued liabilities and services
July	805,953	28,746				28,746
August	1,560,653	70,906				70,906
September	690,298	27,942				27,942
Total	3,056,904	127,594	-	-	-	127,594

Fair value of warrants issued for services
July	-	56,526				56,626
August	-	142,345				142,345
September	-	75,549				75,549
Total	-	274,420	-	-	-	274,420

Other equity item (1)		(75,600)				(75,600)

Net loss		-	(1,139,366)			(1,139,366)
Balance, September 30, 2007	171,074,082	$ 46,685,771	$ (14,762,711)	$ (32,108,284)	$ -	$ (185,224)

Less par:		(171,074)
Total		$ 46,514,697

(1)  Other Equity Items:
$84,070 subtraction from Paid In Capital in 2006 results from stock issuances for which cash was received subsequent to12/31/06.
$86,538 addition to "Other Comprehensive Loss" results from the reclassification of loss on investment from temporary to permanent.
$75,600 subtraction from Paid in Capital at September 30, 2007 results from stock issuances for which cash was received subsequent to 9/30/2007.

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2007
(unaudited)

	Ended September 30,		Re-entering Development Stage to September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,234,274)	$ (7,459,770)	$ (14,762,711)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,709	16,456	67,990
Common stock issued for services	851,547	2,048,788	7,289,361
Stock option and warrant expense	1,186,034	3,402,752	3,643,746
Permanent impairment of investment available for sale	-	222,231	225,000
Contingent liquidated damages expense	-	-	150,000

Change in operating assets and liabilities:
Prepaid expenses	2,632	-	4,215
Accounts payable	(34,543)	42,977	34,156
Accrued liabilities	735,878	312,516	926,630

Net cash used in operating activities	(448,017)	(1,414,050)	(2,421,613)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(377)	(140,002)	(148,649)
Purchase of technology license	(700,000)	-	(700,000)
Net cash used in investing activities	(700,377)	(140,002)	(848,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	1,165,349	1,555,175	2,987,269
Proceeds from shareholders loans	5,000	-	25,000
Net borrowings/(paydowns) on line of credit		45,899	45,490
Proceeds from the issuance of warrants	-	-	150,000

Net cash provided from financing activities	1,170,349	1,601,074	3,207,759

Net change in cash and cash equivalents	21,955	47,022	(62,503)
Cash and cash equivalents, beginning of period	6,575	11,585	91,033
Cash and cash equivalents, end of period	$ 28,530	$ 58,607	$ 28,530

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of American Security Resources Corporation (“ASRC”, “the Company”, “we” or “us”) have been prepared by ASRC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with ASRC's audited consolidated financial statements and notes thereto included in ASRC's Form 10-KSB for the year ended December 31, 2006. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the nine-months ended September 30, 2007 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of ASRC include the accounts of ASRC and its wholly-owned subsidiary, Hydra Fuel Cell, Inc.. All significant inter-company transactions have been eliminated.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

NOTE 3 - GOING CONCERN

Through September 30, 2007 ASRC has incurred losses totaling $14,762,711 since it re-entered the development stage on October 1, 2005 and had limited working capital at September 30, 2007. Because of these conditions, we will require additional working capital to continue operations and develop the business. We intend to raise additional working capital either through private placements or debt financing arrangements.

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

NOTE 4 – INTANGIBLE ASSETS

The Company’s only intangible asset is a license with Ohio University, for Hydrogen technology.

Pursuant to the License Agreement dated as of August 2, 2007 between the Company and Ohio University (the “License Agreement”), the Company has a revocable, exclusive, royalty-bearing, worldwide license in and to technology relating to ammonia fuel cell electrolyzer.

The License Agreement has an initial term equal to the remaining life of Ohio University’s patent, which at September 30, 2007 is approximately 17 years.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INTANGIBLE ASSETS – CONTINUED

As consideration for the license from Ohio University, the Company paid $100,000,  issued 2,000,000 shares of restricted stock, issued 2,000,000 warrants exercisable for a three year period at $0.041 per share (the closing price on the transaction date) and agreed to provide the University with $600,000 in sponsored research on the patent, all which in the aggregate the Company valued at $819,300.   The Company determined the fair value of the 2,000,000 shares of restricted stock by using the closing price ($.041 per share) of the stock on the Agreement. The warrants were valued at $37,300 using the Black Scholes model as described in Note 6.    Additionally, the Agreement calls for the Company to pay a royalty of 4% of annual sales of manufactured ammonia Electrolyer units, 8% of net sales of Hydrogen fuel and other products and services based on the Licensed Technology, Company improvements or joint improvements.  The Company shall also pay Ohio University 30% of the upfront fees, milestone fees, royalties and/or other compensation or consideration received by the Company in exchange for the grant of sublicense rights in any portion of the Licensed Technology, Company improvements or joint improvements to persons or entities not party to the License Agreement.  The Company has agreed to pay Ohio University an annual development budget of $25,000 until the annual royalties due Ohio University exceed $25,000.  A failure to comply with any of the above requirements could result in the termination of the License Agreement by Ohio University.

At September 30, 2007, the Company has  recorded  $8,032 in amortization expense based on the straight line method over the 17 years left on the initial 20 year life of the patent.

NOTE 5 - STOCK-BASED COMPENSATION

During the nine months ended September 30, 2007,  ASRC issued 2,181,818 shares of our common stock to our Chairman and Chief Executive Officer, Frank Neukomm and our President and Chief Operating Officer in lieu of salaries which were due to them as of December 31, 2006. These shares were valued at $74,182 based on their market value at the date of grant.  ASRC also issued 250,000 shares of stock to Frank Neukomm as compensation for a sales bonus.  These shares were valued at $10,000.  The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

During the nine months ended September 30, 2007, ASRC issued 10,961,008 shares of stock in lieu of compensation to consultants for services rendered at Hydra Fuel Cell.  These shares were valued at $475,794 based on their market value at the time of issuance, as reflected in these financial statements.

On January 30, 2007 ASRC issued 500,000 shares of our common stock to our Board of Directors as compensation for their service. These shares were valued at $42,000 based on their market value in these financial statements. The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

During the nine months ended September 30, 2007, ASRC issued 7,431,407 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $319,656.  The expense is equal to the fair value of the shares at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

NOTE 6 - WARRANTS AND OPTIONS

During the nine months ended September 30, 2007, ASRC granted options and warrants as follows:

ASRC granted options to purchase 6,000,000 shares of our common stock pursuant to a consulting contract with an exercise price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days. These options vested immediately and had a term of 90 days. We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 90 days; (2) a computed volatility rate ranging from 95.62% to 195.42% (3) a discount rate of 4.72 to 4.91 % and (4) zero dividends. The fair value of these options was estimated to be $176,965 and is included in general and administrative expenses for the nine-months ended September  30, 2007. All of these options were exercised, resulting in cash receipts of $139,500.

During the nine months ended September 30, 2007, ASRC granted options to purchase 40,500,000 shares of our common stock pursuant to a consulting contract with an exercise price equal to 70% of the closing price on the date immediately preceding the grant date. These options vested immediately and had a term of 1day. We estimated the fair market value of these options using Black Scholes method with assumptions including (1) term of 90 days, (2) computed volatility rates of 91% to 127.57%; (3) discount rates of 4.73% - 4.91% and (4) zero dividends. The fair value was estimated to be $506,308. All of these options were exercised resulting in cash receipts of $1,248,199.

On August 2, 2007, the Company issued Ohio University 2,000,000 warrants exercisable over a three year period at the closing price of the Company’s common stock on the closing date, which was $0.041 on August 2, 2007.  The Company valued the warrants at $37,500 by using the Black Scholes model with assumptions including: (1) three years: (2) a computed volatility rate of 117.24%: (3) a discount rate of 4.57% and (4) zero dividends.  This value of $37,300 is included in the total value of the patent asset discussed in Note 4.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - WARRANTS AND OPTIONS - CONTINUED
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

ASRC granted options to purchase 500,000 shares to each member of our Board of Directors, to the Chief Technology Officer of our Hydra Fuel Cell subsidiary, and our Chief Financial Officer with an exercise price equal to $0.071. The options vested immediately and expire on December 31, 2011. We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 5 years; (2) a computed volatility 217% (3) a discount rate of 4.78% and (4) zero dividends. The fair value of these options was estimated to be $332,123 and is included in general and administrative expenses for the nine-months ended September 30, 2007.

During the six months ended June 30, 2006, ASRC issued options to purchase 5,500,000 shares of common stock granted to certain officers and directors These options expire in five years from the grant date, are immediately vested, contain a cashless option, and have an exercise price of $0.19. The cashless exercise provision allows the Holder to receive common stock according to the formula:

S = W - [ ( $0.19 / C ) * W ], where

S = The number of shares received using the cashless provision
W = the number of warrants granted
C = the closing bid price on the date of exercise

As a result of the adoption of FAS 123R, stock-based compensation expense of $1,186,034 was recognized during the nine month period ended September 30, 2007. The Company estimated the fair value of these warrants using the Black Scholes method with the following assumptions: (1)computed volatility rate of 240% (2) option term of 5 years and (3) risk - free rate of 4.7% and (4) expected dividend rate of 0.

NOTE 7 - RELATED PARTY TRANSACTIONS

During 2006, ASRC's Chief Executive Officer and Chief Operating Officer both made loans to the Company of $10,000 each. During the nine months ended September 30, 2007, they made additional loans of $5,000. These loans pay interest at 6 percent and are due November  12, 2007.  As of September 30, 2007, we have accrued $1,284 of interest payable on these notes and the principal balance remains outstanding.

As described above, during the nine months ended September 30, 2007, ASRC issued 2,181,818 shares of our common stock to our Chairman and Chief Executive Officer, Frank Neukomm and our President and Chief Operating Officer in lieu of salaries which were due to them as of December 31, 2006. These shares were valued at $74,182based on their market value at the date of grant.  ASRC also issued 250,000 shares of stock to Frank Neukomm as compensation for a sales bonus.  These shares were valued at $10,000.  The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

During 2006, ASRC was named as a defendant in a civil lawsuit alleging patent infringement. ASRC affirmatively defends its position that it has not infringed on the third party patent. While, the final outcome is not known at this time, management does not believe it will have a material impact on its financial position or results of operations.

In July 2006, ASRC issued warrants to purchase 50,000,000 shares to an investor for cash proceeds of $150,000 in contemplation of negotiating a further financing arrangement which ultimately did not occur. The warrants have a 3 year term and an exercise price of $0.01. ASRC estimated the fair market value of these warrants to be $4,113,000 using a Black Scholes with key assumptions of (1) expected term of 3 years, (2) calculated volatility of 284.93%, (3) discount rate of 4.3% and (4) zero dividends. The terms of the warrants included maximum liquidated damages in the amount of $680,000, in the event that the company did not file an effective registration statement within six months of the execution of the agreement. Included in the damages, was a potential to refund the $150,000 proceeds received. At the same time, a shareholder pledged 4,000,000 shares of his own stock in ASRC to the investor for collateral. ASRC evaluated these warrants for liability treatment under SFAS 133 and EITF 00-19 taking into consideration View A of EITF 05-04 and determined that it was more economical to settle in “unregistered shares”, thus these instruments were not considered to be liabilities under the authoritative literature. As of September 30, 2007, we are considered to be in default under this warrant agreement because no registration statement was filed. As a result, we have accrued a contingent liability of $150,000 for the original proceeds received and estimated liquidated damages of $35,000 and have recorded a corresponding expense. The company will continue to evaluate further liquidated damages if necessary.

  Item 2 - Management's Plan of Operation

Our Hydra Fuel Cell subsidiary completed the initial development stage of the HydraStax® unit and testing for certification is currently underway. We believe that the HydraStax® unit's cost per KwH will be significantly below that of our competitors, giving us a competitive edge. Thus, upon certification we intend to aggressively market these units.  We are actively pursuing financing to begin manufacturing and distribution. We estimate that our Hydra Fuel Cell subsidiary will require approximately $2 million to produce and sell these units to self-sufficiency. There is no guarantee that management will be successful in obtaining these funds.

We have also formed two new subsidiaries to pursue the development of clean energy sources. We formed American Wind Power Corporation which is negotiating the acquisition of manufacturing and intellectual property for  residential wind turbines which spin in a horizontal plane . Additionally, we formed American Hydrogen Corporation to develop and commercialize a technology to formulate hydrogen that we hope will change the economics of producing hydrogen sufficiently to enable the hydrogen economy. These two new technologies are currently in the development stage and we expect to be able to assess their costs and values some time later in the year.

All three of the Company’s subsidiaries had significant events this quarter.

Our Hydra Fuel Cell subsidiary completed the initial development stage of the HydraStax® unit and testing for certification is currently underway. We believe that the HydraStax® unit's cost per kWh will be significantly below that of its competitors, giving them a competitive edge as a replacement for residential grid power. Thus, upon certification Hydra intends to aggressively market these units and the Company is actively pursuing financing to begin manufacturing and distribution. Hydra anticipates the installation of a HydraStax® fuel cell in a residence in Texas in late October 2007, as a “Beta Test demonstration unit”.  This will be a milestone for Hydra and for the fuel cell industry. Hydra continues to vigorously defend itself from claims of patent infringement brought by a third party in 2006. Hydra’s fuel cell is original and Hydra categorically denies that it infringes on any patents.  We estimate that our Hydra Fuel Cell subsidiary will require approximately $2 million to produce and sell HydraStax® units to cash flow self-sufficiency. There is no guarantee that management will be successful in obtaining these funds.

We have formed two subsidiaries to pursue the development of clean energy technologies. We formed American Wind Power Corporation which is in the process of acquiring two companies with vertical axis wind turbine technologies.  The Company has engaged NW Financial of Jersey City, NJ to arrange the financing for these acquisitions.

Additionally, we formed American Hydrogen Corporation (AHC) to develop and commercialize a technology to formulate hydrogen that we believe will change the economics of producing hydrogen sufficiently to enable the hydrogen economy.  In August American Hydrogen Corporation was granted a worldwide exclusive license for patent pending ammonia-to-hydrogen catalytic electrolyzer technology (ACE) by Ohio University which will be the basis of operations for AHC.  The first ACE units will be matched to the fuel cells made by Hydra. AHC has entered into a Sponsored Research Agreement with Ohio University to develop large commercial electrolyzer technology and to develop an ammonia-to-hydrogen fueling system for vehicles.

The Company  continues to review acquisition opportunities that would enhance its fuel cell offerings, expand its offerings in alternative energy production or represent opportunities in homeland security or national defense.

Liquidity and Capital Resources

We had no revenues for the nine months ended September 30, 2006 and 2007.

Our working capital deficit increased by $687,016 to $1,093,314 at September 30, 2007 compared to $406,298 at December 31, 2006. This deficit is primarily due to lack of revenues while we are in development stage and ordinary operating expenses.

Our cash flows from operations were negative during the nine month period ended September 30, 2007 and the nine month period ended September 30, 2006 due to our lack of revenues and operating costs. Our primary funding source was the exercise of stock options for cash resulting in total cash provided by financing activities of $1,170,349.

We incurred $2,426,498 of general and administrative expenses for the nine months ended September 30, 2007 compared with $5,813,751 for the same period during 2006. The difference is primarily due to non-cash compensation expense incurred during the nine months ended September  30, 2006 that was not incurred during the same period in 2007.

In addition, we incurred $753,379 in research and development costs in its Hydra Fuel Cell subsidiary relating to the development of its HydraStax® hydrogen fuel cell for the nine months ended September 30, 2007 compared with $1,421,632 for the nine months ended September 30, 2006. We consumed $448,017 in cash from operating activities for the nine months ended September 30, 2007 compared with $1,414,050 in 2006.

We had a net comprehensive loss of $3,234,274 and $7,373,232, or $0.03 and $0.10 per share for the nine months ended September 30, 2007 and 2006, respectively.

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

  Item 3 - Controls and Procedures

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, and because of the errors and corrections identified by our auditors’ with respect to the complex rules for accounting for share-based compensation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were  not effective as of September 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Additional effort is needed to fully remedy our identified deficiencies as discussed below and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management intends to continue to work with our auditors and other outside advisors, as appropriate, to develop and then apply our controls and procedures with the goal of achieving adequate and effective disclosure controls. We believe that with a properly planned, designed and implemented system of internal controls over financial reporting, our disclosure controls and procedures are expected to become effective.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financing Officer completed their evaluation.

Material Weaknesses in Internal Control over Financial Reporting.

Our management made an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2007 and identified deficiencies in our internal controls related to intangible asset valuation and disclosure control deficiencies related to transactions involving warrant issuances. The adjustment to assets and equity and the footnote disclosure deficiencies were detected by our independent auditors during the review process and are appropriately corrected, recorded and disclosed in this quarterly report on Form 10-QSB for the three and nine month period ended September 30, 2007. Following a review of these deficiencies, management determined that we had incorrectly accounted for equity issuances during such period.  As a result, management concluded that our disclosure controls and procedures were not effective. Management concluded that the following three deficiencies were identified in our control process as of September 30, 2007:

• We did not have adequate transaction controls over the accounting, review and processing of certain unusual or complex accounting transactions.

•                  We did not have a systematic and documented program of internal controls and procedures over our accounting and financial reporting process to ensure that unusual or complex transactions are recorded, processed, summarized and reported on a timely basis in our financial disclosures.

• There is a need for the improved supervision and training of our accounting staff.

Corrective Actions

Subsequent to our filing of our quarterly report on Form 10-QSB for the quarter ended September 30, 2007, we have taken steps to remediate these deficiencies:

• We have standardized procedures with respect to the approval and documentation of equity issuances.

• We will consult with an accounting consultant to assist with unusual or complex accounting transactions.

In addition, we plan to continue to implement the following additional measures:

•                  Develop clear documentation of procedures to be followed in accounting for unusual or complex accounting matters to be used in conjunction with our ongoing accounting and reporting processes for our Calendar year ending December 31, 2007.

•                  Strengthen the staff accounting skills and improve supervision controls over accounting processes for unusual or complex accounting transactions. As resources are available, this will include additional professional staffing and intermediate and advanced level accounting training seminars, as appropriate.

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

Item 2 - Changes in Securities

Recent Sales of Unregistered Securities

During  the  third  quarter  of fiscal  2007 the  Company  offered  and sold the following  securities  pursuant to  securities transaction  exemption  from the registration requirements of the Securities Act of 1933, as amended.

On July 5, 2007,  the Company issued  200,000 shares of its common stock for consulting services and valued the shares at $8,000.

On July 25, 2007, the Company issued 2,000,000 shares of its common stock in its purchase of a technology license and valued the shares at $82,000.

On August 9, 2007, the Company issued 100,000 shares of its common stock for consulting services and valued the shares at $7,100.

On August 24, 2007, the Company issued 1,100,000 shares of its common stock for consulting services and valued the shares at $45,100.

On September 21, 2007, the Company issued 500,000 shares of its common stock for outside legal services and valued the shares at $20,000.

We believe shares issued above were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended,  (the "Securities Act").  These shares are considered restricted securities and may not be publicly resold  unless registered for resale with appropriate  governmental  agencies or unless exempt from any applicable registration requirements.

Item 3 - Defaults Upon Senior Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

We held no shareholder meetings during the nine months ended September 30, 2007.

Item 5 – Other Information

    None

PART III - EXHIBITS AND CERTIFICATIONS

Item 1 - Exhibits.

      (a)  Exhibits.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SECURITY RESOURCES CORPORATION

Date: November 13, 2007	By: /s/ Frank Neukomm
Frank Neukomm, CEO
Date: November 13, 2007	By: /s/ Marlin Williford
Marlin Williford, CFO