Form 10KSB
period 2007-12-31
American Security Resources Corp.
filed 2008-04-15
CIK 1085069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for the fiscal year ended December 31, 2007, were $0.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of December 31, 2007 based upon the average bid and asked price as of such date on the OTC Bulletin Board was $4,744,000.

The Registrant’s common stock outstanding as of December 31, 2007 was 180,784,809 shares.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

AMERICAN SECURITY RESOURCES CORPORATION

INDEX TO FORM 10-KSB
December 31, 2007

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

AMERICAN SECURITY RESOURCES CORPORATION (the “Company” or ARSC) is a holding company with three wholly owned subsidiaries.  Hydra Fuel Cell Corporation has completed the initial development stage of the HydraStax® unit and testing for certification is currently underway.  We have also formed two new subsidiaries in the last twelve months to pursue the development of clean energy sources. We formed American Wind Power Corporation that is negotiating the acquisition of manufacturing and intellectual property for residential wind turbines that spin in a horizontal plane. Additionally, we formed American Hydrogen Corporation to develop and commercialize a technology to formulate hydrogen that we hope will change the economics of producing hydrogen sufficiently to enable the hydrogen economy. These two new technologies are currently in the development stage and we expect to be able to assess their costs and values some time later in the year.

Hydra Fuel Cell Corporation completed the initial development stage of the HydraStax® unit and testing for certification is currently underway. We believe that the HydraStax® unit's cost per kWh will be significantly below that of its competitors, giving them a competitive edge as a replacement for residential grid power. Thus, upon certification Hydra intends to aggressively market these units and the Company is actively pursuing financing to begin manufacturing and distribution. Hydra installed a HydraStax® fuel cell in a residence in Texas in October 2007 and in Florida in December 2007, as “Beta Test demonstration units”.  This is a milestone for Hydra and for the fuel cell industry. Hydra continues to vigorously defend itself from claims of patent infringement brought by a third party in 2006. Hydra’s fuel cell is original and Hydra categorically denies that it infringes on any patents.  We estimate that our Hydra Fuel Cell subsidiary will require approximately $2 million to produce and sell HydraStax® units to cash flow self-sufficiency. There is no guarantee that management will be successful in obtaining these funds.

American Hydrogen Corporation (AHC) was created to develop and commercialize a technology to formulate hydrogen that we believe will change the economics of producing hydrogen sufficiently to enable the hydrogen economy.  In August of 2007, American Hydrogen Corporation was granted a worldwide exclusive license for patent pending ammonia-to-hydrogen catalytic electrolyzer technology (ACE) by Ohio University that will be the basis of operations for AHC.  The first ACE units will be matched to the fuel cells made by Hydra. AHC has also entered into a Sponsored Research Agreement with Ohio University to develop large commercial electrolyzer technology and to develop an ammonia-to-hydrogen fueling system for vehicles.

The Company continues to review acquisition opportunities that would enhance its fuel cell offerings and expand its offerings in alternative energy production.

Hydra is concentrating on a Proton Exchange Membrane (PEM) fuel cell which utilizes a specialized flexible membrane which allows the electron which is split from the Hydrogen atom to pass through the membrane onto the “Cathode”. This stream of electrons develops a continuous flow that becomes the electrical power output of the fuel cell.

Hydra’s fuel cell is a unique design which utilizes a board that has thousands of tiny holes. The design also includes a proprietary gasket and manifold that supplies Hydrogen across the entire area of the PEM, thus significantly increasing the efficiency of the unit. Hydra’s target markets are stationary fuel cells between 500 watts and 40 kW and can be used as either backup power sources or primary power sources.

The Company’s Internet address is http://www.americansecurityresources.com. Information contained on the Company’s web site is not a part of this report. The Company’s stock is traded on the OTC Bulletin Board under the symbol “ARSC.”

Organizational History

The Company, previously known as Computer Automation Systems, Inc., was reorganized and recapitalized in 2004 changing its name, first to Kahuna Network Security, Inc. and in July 2004, to American Security Resources Corporation with a business focus of acquiring companies in homeland security and national defense. In October 2005, the Company changed its focus to the development and commercialization of technologically advanced, high volume mass producible, hydrogen fuel cells and related clean energy technologies.

The Company’s Products and Services

The Company is developing hydrogen fuel cells that it expects to begin delivering in 2008. Additionally, the Company is developing technology to produce hydrogen at a reduced cost.

Employees

As of December 31, 2007, the Company had two full-time employees. None of the Company’s employees are covered by any collective bargaining agreements. Management believes that its relations with its employees are good and the Company has not experienced any work stoppages attributable to employee disagreements.

The Company’s subsidiary, Hydra Fuel Cell Corporation, has approximately six contractors working on the development of the Company’s proprietary HydraStax™ hydrogen fuel cells and other hydrogen related technologies.

The Company’s subsidiary, American Hydrogen Corporation, has approximately three contractors working on the development of the Company’s proprietary hydrogen generator.

The Company’s subsidiary, American Wind Power Corporation, currently does not have any employees or contractors.

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

ITEM 2. DESCRIPTION OF PROPERTY

ASRC has leased approximately 1,800 square feet of office space at 9601 Katy Freeway, Ste 220, Houston, TX 77024, for approximately $2,365 per month through March 31, 2009. Additionally, the Company’s Hydra Fuel Cell subsidiary leases approximately 2,625 square feet of office space in Portland, Oregon, for approximately $4,930 per month. The Company believes this space will be sufficient for its needs for the term of the lease.

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

No shareholder meetings were held during the calendar year ended December 31, 2007.

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

Quarter ended:	High	Low
March 31, 2006	$ 0.610	$ 0.150
June 30, 2006	$ 0.310	$ 0.120
September 30, 2006	$0.155	$0.075
December 31, 2006	$ 0.095	$ 0.031

March 31, 2007	$ 0.10	$ 0.03
June 30, 2007	$ 0.06	$ 0.04
September 30, 2007	$ 0.04	$ 0.04
December 31, 2007	$ 0.05	$ 0.03

Holders

The number of record holders of the Company's securities as of the date of this Report is approximately 321.

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

On December 22, 2006, pursuant to a Private Placement Memorandum, we issued 3,000,000 shares to certain accredited investors for $76,570 in cash that was received in January, 2007.

On December 22, 2006, we issued 1,500,000 shares to Frank Neukomm as a bonus.

In June 2007, there was a cashless exercise of warrants resulting in 76,873 shares of common stock being issued.

In 2007, ASRC granted options to purchase 46,850,000 shares of its common stock pursuant to a consulting contract with an exercise price equal to 70% of the average closing price of the lowest 8 days of the prior twenty trading days and were exercisable for 90 days. The value of the options was computed using the Black-Scholes pricing model using the following input values and assumption: (1) Stock price: the closing price on the day previous to the grant date; (2) warrant exercise price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days; (3) volatility ranging from 95.62% to 195.42%; (4) discount rate of 4.72% to 4.91%; (5) term of 90 days and (6) a zero dividend rate.  The amount of expense recognized during 2007 in connection with these warrants was $1,240,307 and is included in general and administrative expenses for the year ended December 31, 2007.  All of these options were exercised, resulting in cash receipts of $1,479,518.

On January 30, 2007 ASRC issued 500,000 shares of our common stock to our Board of Directors as compensation for their service. These shares were valued at $42,000 based on their market value in these financial statements. The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

During the year ended December 31, 2007, ASRC issued 2,181,818 shares of our common stock to our Chairman and Chief Executive Officer, Frank Neukomm and our President and Chief Operating Officer in lieu of salaries which were due to them as of December 31, 2006. These shares were valued at $74,182 based on their market value at the date of grant.  ASRC also issued 250,000 shares of stock to Frank Neukomm as compensation for a sales bonus.  These shares were valued at $10,000.  The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

During the year ended December 31, 2007, ASRC issued 8,031,407 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $349,006.  The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the year ended December 31, 2007, ASRC issued 11,289,917 shares of stock in lieu of compensation to consultants for services rendered at Hydra Fuel Cell.  These shares were valued at $510,151 based on their market value at the time of issuance, as reflected in these financial statements.

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

Plan for Future Operations

In 2005, we contracted with engineers to begin our hydrogen fuel cell division.  Through 2006, our subsidiary Hydra Fuel Cell, Inc.  (“Hydra”) continued the development and testing of its HydraStax® hydrogen electric generators.  Seven patent applications have been filed covering some of the innovations incorporated in the HydraStax® and we intend to file additional patent applications.

Our Hydra Fuel Cell subsidiary completed the initial development stage of the HydraStax® unit and testing for certification is currently underway. We believe that the HydraStax® unit's cost per kilowatt hour will be significantly below that of our competitors, giving us a competitive edge. Thus, upon certification we intend to aggressively market these units.  We are actively pursuing financing to begin manufacturing and distribution.

We formed two new subsidiaries in 2007 to pursue the development of clean energy sources. We formed American Wind Power Corporation that is negotiating the acquisition of manufacturing and intellectual property for residential wind turbines that spin in a horizontal plane.  Additionally, we formed American Hydrogen Corporation to develop and commercialize a technology to formulate hydrogen that we hope will change the economics of producing hydrogen sufficiently to enable the hydrogen economy.

All three of the Company’s subsidiaries had significant events in 2007.

Our Hydra Fuel Cell subsidiary completed the initial development stage of the HydraStax® unit and testing for certification is currently underway. We believe that the HydraStax® unit's cost per kWh will be significantly below that of its competitors, giving them a competitive edge as a replacement for residential grid power. Thus, upon certification, Hydra intends to aggressively market these units and the Company is actively pursuing financing to begin manufacturing and distribution. Hydra installed two of its HydraStax® fuel cells in residences, one in Texas in October 2007 and one in Florida in December 2007, as “Beta Test demonstration units”.  These are milestones for Hydra and for the fuel cell industry. Hydra continues to vigorously defend itself from claims of patent infringement brought by a third party in 2006.  Hydra’s fuel cell is original and Hydra categorically denies that it infringes on any patents.

American Wind Power Corporation is in the process of acquiring two companies with vertical axis wind turbine technologies.  The Company has engaged NW Financial of Jersey City, NJ to arrange the financing for these acquisitions.

American Hydrogen Corporation (AHC) was formed to develop and commercialize a technology to formulate hydrogen that we believe will change the economics of producing hydrogen sufficiently to enable the hydrogen economy.  In August 0f 2007, American Hydrogen Corporation was granted a worldwide exclusive license for patent pending ammonia-to-hydrogen catalytic electrolyzer technology (ACE) by Ohio University that will be the basis of operations for AHC.  The first ACE units will be matched to the fuel cells made by Hydra. AHC has entered into a Sponsored Research Agreement with Ohio University to develop large commercial electrolyzer technology and to develop an ammonia-to-hydrogen fueling system for vehicles.

The Company continues to review acquisition opportunities that would enhance its fuel cell offerings, expand its offerings in alternative energy production or represent opportunities in homeland security or national defense.

We have had no revenue since beginning our Hydra subsidiary.  Although we expect revenues from our HydraStax™ unit during 2008, we do not expect cash flows from distribution of the unit to be self-funding during 2008.  We estimate that our Hydra Fuel Cell subsidiary will require approximately $2 million to produce and sell HydraStax® units to cash flow self-sufficiency. There is no guarantee that management will be successful in obtaining these funds.

Critical Accounting Policies

Accounting for Stock-Based Compensation

ASRC accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model.

Intangible Assets

Intangible assets with estimable useful lives are amortized over respective estimated useful lives, and reviewed for impairment in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement 157 “Fair Value Measurements” (“SFAS No. 157”) that defines and measures fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.

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

Results of Operations

The Company had no revenue during the calendar years ended December 31, 2007 and 2006.

The Company had no gross profit during the 2007 and 2006. General and administrative expenses were $ 3,457,273 and $6,579,160 for the years ended December 31, 2007 and 2006 respectively. Principal general and administrative expenses included contracted services ($2,221,210 and $4,821,371, respectively); legal expenses ($460,167and $22,816, respectively); payroll and contractors ($682,964 and $1,573,089 respectively); and rent ($92,932 and $29,063, respectively).

Significant components of contracted services for 2007 and 2006 were:
	2007	2006
Fair value of warrants issued for services	$1,240,307	$2,405,847
Stock issued for officers and directors' services	126,435	690,885
Stock issued for outside consultants	854,468	1,724,639
Totals	$2,221,210	$4,821,371

Research and development expenses were $1,039,652 and $1,767,084 for the calendar years ended December 31, 2007 and 2006, respectively for costs incurred in its Hydra Fuel Cell and American Hydrogen subsidiaries relating to the development of its HydraStax® hydrogen fuel and hydrogen generator.

The Company had net operating losses of $4,558,776 and $8,368,581 for the years ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources.

We had no revenues for the years ended December 31, 2007 and 2006.

Our working capital deficit increased by $1,239,529 to ($1,645,827) at December 31, 2007 compared to ($406,298) at December 31, 2006. This deficit is primarily due to lack of revenues while we are in development stage and we continue to incur ordinary research and development and operating expenses.

Our cash flows from operations were negative during the years ended December 31, 2007 and 2006, respectively, due to our lack of revenues and the continuation of research and development and operating costs. Our primary funding source was the exercise of stock options for cash resulting in total cash provided by financing activities of $1,684,252.

We consumed $938,839 in cash from operating activities for the year ended December 31, 2007 compared with $1,902,417 for the year ended December 31, 2006.

We had a net comprehensive loss of $4,525,606 and $8,599,770, or $0.04 and $0.11 per share for the years ended December 31, 2007 and 2006, respectively.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern. We may, in the future, experience significant fluctuations in our results of operations. If we are required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when trading in those shares develops. However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan. Our current working capital is not sufficient to cover expected cash requirements for 2008 or to bring us to a positive cash flow position. If we do not raise sufficient capital to execute our business plan, it is possible that we will not be able to continue as a going concern.

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

ITEM 7 - FINANCIAL STATEMENTS

AMERICAN SECURITY RESOURCES CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	11

Report of Independent Registered Public Accounting Firm	12

Financial Statements

Consolidated Balance Sheet at December 31, 2007	13

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and the period from October 1, 2005 (Re-entering of Development Stage) Through December 31, 2007	14

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2007 and 2006 and the period from October 1, 2005 (Re-entering of Development Stage) through December 31, 2007	15

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and the period from October 1, 2005 (Re-entering of Development Stage) Through December 31, 2007	16

Notes to Consolidated Financial Statements	17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
American Security Resources Corporation
(A Development Stage Enterprise)
Houston, Texas

We have audited the accompanying consolidated balance sheet of American Security Resources Corporation as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period October 1, 2005 (Re-entering Development Stage) through December 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements.

We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Security Resources Corporation as of December 31, 2007, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McElravy, Kinchen & Associates, P.C.
www.mkacpas.com
Houston, Texas
April 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
American Security Resources Corporation
(A Development Stage Enterprise)
Houston, Texas

We have audited the accompanying consolidated statements of operations, shareholders’ deficit and cash flows of American Security Resources Corporation as of December 31, 2006 and the period from October 1, 2005 (Re-entering Development Stage) through December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of American Security Resources Corporation for the year ended December 31, 2006 , and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Malone & Bailey, PC
www.malone-bailey.com
Houston, TX
March 28, 2007

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS
Cash in bank	$ 12,690
Prepaid expenses	3,815
Accrued Interest Receivable	4,968
Total Current Assets	21,473

Equipment, net of accumulated depreciation of $68,238	93,348
Intangible assets, net of amortization of $20,080	832,071
Note Receivable	1,300,000

TOTAL ASSETS	$ 2,246,892

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 411,662
Other current liabilities	1,074,103
Accrued contingent liability and interest	154,875
Notes payable and accrued interest – shareholders	26,659
Total Current Liabilities	1,667,299

Long Term Liabilities
Convertible Debenture, net of discount of $33,675	166,325
Contingent Liability	1,300,000

Total Liabilities	3,133,624

SHAREHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized; $.001 par value; no shares issued or outstanding	-

Common stock - 200,000,000 shares authorized; $.001 par value; 180,784,809 shares issued and outstanding	180,785

Additional paid-in capital	47,137,746
Deficit accumulated during the development stage	(16,096,979)
Deficit accumulated from prior operations	(32,108,284)

Total Shareholders' Deficit	(886,732)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 2,246,892

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2007

	Year Ended December 31, 2007	Year Ended December 31, 2006	Re-entering Development Stage to 12/31/07

General and administrative expenses	$ 3,457,273	$ 6,579,160	$ 12,858,155
Depreciation & Amortization expenses	61,851	22,337	93,812
Research and development expenses	1,039,652	1,767,084	2,807,835
Operating Loss	(4,558,776)	(8,368,581)	(15,759,802)

Other Income (Expense):
Interest income	4,968	-	-
Permanent impairment of investment	-	(225,000)	(225,000)
Interest expense	(14,734)	(6,189)	(69,238)
Net Loss	(4,568,542)	(8,599,770)	(16,054,040)

Other Comprehensive Loss:
Change in unrealized loss on investment available for sale	-	-	(86,538)

Comprehensive Loss	$ (4,568,542)	$ (8,599,770)	$ (16,140,578)

Loss per share - basic and fully diluted	$ (0.04)	$ (0.11)

Weighted average no. of shares outstanding	125,033,916	80,723,597

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2007

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit		Comprehensive Loss
	Shares	Capital	Development Stage	Prior Operations	Other	Total

Balance at 12/31/04	35,319,977	$ 29,741,757	$ (29,652,400)	$ -	$ -	$ 89,357

Shares issued for:
Cash	2,000,000	77,000	-	-	-	77,000
director services	2,624,501	248,567	-	-	-	248,567
Services	8,231,288	1,429,304	-	-	-	1,429,304
Warrant expense	-	1,505,897	-	-	-	1,505,897
Compensation	12,000,000	2,040,000	-	-	-	2,040,000
Equity swap investment	1,500,000	225,000				225,000
Net loss	-	-	(5,384,548)	-	-	(5,384,548)
Other comprehensive loss	-	-	-	-	(86,538)	(86,538)

Balance, 12/31/05	61,675,766	35,267,525	(35,036,948)	-	(86,538)	144,039

Reclassification of accumulated deficit	-	-	32,108,284	(32,108,284)	-	-
Shares issued for:
Cash	23,744,250	1,905,990	-	-	-	1,905,990
Director fees	6,698,000	690,885	-	-	-	690,885
Consulting service	14,786,051	1,724,639	-	-	-	1,724,639
Accrued liabilities	633,292	132,539	-	-	-	132,539
Cashless exercise of warrants	1,129,935	-	-	-	-	-
Employee and contractor bonuses	937,500	42,188	-	-	-	42,188

Warrants issued for cash	-	150,000	-	-	-	150,000
Warrants issued for services	-	2,405,847	-	-	-	2,405,847
Modification of Warrants	-	1,127,998	-	-	-	1,127,998

Net loss			(8,599,770)	-	-	(8,599,770)
Other equity items (1)	-	(84,070)			86,538	2,468

Balance, 12/31/06	109,604,794	43,363,541	(11,528,434)	(32,108,284)	-	(273,177)

Less: par value of common stock ($0.01)		109,604

Additional paid-in capital		$ 43,253,937

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2007

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit	Comprehensive Loss
	Shares	Capital	Development Stage	Prior Operations	Other	Total

Balance, 12/31/06	109,604,794	43,363,541	(11,528,434)	(32,108,284)	-	(273,177)
Shares issued for:
Cashless exercise of warrants	76,873	-	-	-	-	-
Warrants issued for cash	46,850,000	1,479,518	-	-	-	1,479,518
O&D fees	2,931,818	126,435	-	-	-	126,435
Consulting service	8,031,407	349,006	-	-	-	349,006
Accrued liabilities	11,289,917	510,151	-	-	-	510,151
Technology License	2,000,000	82,000	-	-	-	82,000

Warrants issued for services		1,303,221	-	-	-	1,303,221
Warrants issued for:
Technology License		70,150	-	-	-	70,150
Beneficial conversion feature related to convertible note		34,509	-	-	-	34,509

Net loss	-	-	(4,568,542)	-	-	(4,568,542)

Balance, 12/31/07	180,784,809	$ 47,318,531	$ (16,096,979)	$(32,108,284)	$ -	$(886,732)

Less: par value of common stock ($0.01)		$ 180,785

Additional paid-in capital		$ 47,137,746

(1)	Other Equity Items:
$84,070 subtraction from Paid In Capital results from subscription receivable for cash received subsequent to 12/31/06
$86,538 addition to “Other Comprehensive Loss” results from the reclassification of loss on investment from temporary to permanent.

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2007

	Year Ended December 31, 2007	Year Ended December 31, 2006	Re-entering Development Stage to 12/31/07
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,568,542)	$ (8,599,770)	$ (16,096,976)

Adjustments to reconcile net loss to net cash from operating activities:

Depreciation and amortization	61,851	22,337	85,133
Common stock issued for services	1,254,055	2,457,712	7,653,614
Discount on convertible debenture	50,000		50,000
Stock option and warrant expense	1,303,221	3,533,845	3,760,933
Permanent impairment of investment available for sale	-	225,000	225,000
Contingent liquidated damages expense	-	150,000	150,000
Change in operating assets and liabilities:
Prepaid expenses	(2,336)	(2,432)	(753)
Accounts payable	285,478	60,746	354,177
Accrued liabilities	3,124	250,746	193,872
Net cash used in operating activities	(1,651,404)	(1,902,417)	(3,625,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,998)	(140,003)	(150,270)
Purchase of License Agreement	(25,001)	-	(25,001)

Net cash used in investing activities	(26,999)	(140,003)	(175,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	1,821,920	1,821,920
Shareholders loans	5,000	20,000	25,000
Proceeds from convertible note	200,000	-	200,000
Net borrowings/(paydowns) on line of credit	-	45,490	45,490
Proceeds from issuance of warrants	1,479,518	150,000	1,629,518

Net cash provided from financing activities	1,684,518	2,037,410	3,721,928

Net change in cash and cash equivalents	6,115	(5,010)	(78,343)
Cash and cash equivalents, beginning of period	6,575	11,585	91,033
Cash and cash equivalents, end of period	$ 12,690	$ 6,575	$ 12,690

Supplemental disclosure of non-cash financing activities:
Stock issued for accrued expenses	$ -	$ 132,539	$ 132,539
Cashless exercise of warrants	$ -	$ 1,130	$ 1,130
Cash paid for interest and income taxes	$ -	$ -	$ -

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

Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of American Security Resources Corporation and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated. Management determined that ASRC, upon embarking on the new business plan of development and marketing of the HydraStax hydrogen fuel cell, has re-entered the development stage as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. Consequently, ASRC has presented these financial statements in accordance with that Statement, including losses incurred from October 1, 2005 (re-entering of development stage) to December 31, 2007.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, ASRC considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2007.

Property and Equipment is valued at cost

Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated at five years for office furniture and three to seven years for other equipment.

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

Intangible Assets

Intangible assets with estimable useful lives are amortized over respective estimated useful lives, and reviewed for impairment in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets.

Research and Development Costs

All research and development costs are expensed as incurred, including primarily contracting costs.

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

Basic and Diluted Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. The number of potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been anti-dilutive was 74,119,250 common stock potentially issuable under outstanding options/warrants.

Stock Based Compensation

ASRC accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented.  The Company had not issued any options to employees in the prior periods thus; there was no impact of adopting the new standard.

Recently Issued Accounting Pronouncements

ASRC does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $4,568,542 and $8,599,770 in the years 2007 and 2006, respectively. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007:

Description	Life	Amount	Accumulated Depreciation	Net Book Value
Office furniture and equipment	Generally 5 years	$ 38,380	$ 15,792	$ 22,588
Equipment	From 3 to 7 years	123,206	52,446	70,760
Totals		$ 161,586	$ 68,238	$ 93,348

NOTE 4- INTANGIBLE ASSETS

The Company’s intangible asset consists of a license with Ohio University, for Hydrogen technology.

Pursuant to the License Agreement dated as of August 2, 2007 between the Company and Ohio University (the “License Agreement”), the Company has a revocable, exclusive, royalty-bearing, worldwide license in and to technology relating to ammonia fuel cell electrolyzer.

The License Agreement has an initial term equal to the remaining life of Ohio University’s patent, which at December 31, 2007 is approximately 17 years.  At December 31, 2007, the Company has recorded $20,080 in amortization expense based on the straight line method over the 17 years left on the initial 20 year life of the patent.

As consideration for the license from Ohio University, the Company paid $100,000, issued 2,000,000 shares of restricted stock, issued 2,000,000 warrants exercisable for a three year period at $0.041 per share (the closing price on the transaction date) and agreed to provide the University with $600,000 in sponsored research on the patent, all which in the aggregate the Company valued at $819,300.   The Company determined the fair value of the 2,000,000 shares of restricted stock by using the closing price ($.041 per share) of the stock on the Agreement. The warrants were valued at $37,300 using the Black-Scholes model as described in Note 10. Additionally, the Agreement calls for the Company to pay a royalty of 4% of annual sales of manufactured ammonia Electrolyer units, 8% of net sales of Hydrogen fuel and other products and services based on the Licensed Technology, Company improvements or joint improvements.  The Company shall also pay Ohio University 30% of the upfront fees, milestone fees, royalties and/or other compensation or consideration received by the Company in exchange for the grant of sublicense rights in any portion of the Licensed Technology, Company improvements or joint improvements to persons or entities not party to the License Agreement.  The Company has agreed to pay Ohio University an annual development budget of $25,000 until the annual royalties due Ohio University exceed $25,000.  A failure to comply with any of the above requirements could result in the termination of the License Agreement by Ohio University. At December 31, 2007, $633,500 is included in accrued liabilities pursuant to this agreement.

NOTE 5 – CONVERTIBLE DEBENTURE

The Company entered into a Securities Purchase Agreement with an accredited investor on December 13, 2007 for the sale of $1,500,000 in a convertible debenture bearing interest at 7.25% per annum, payable on or before December 12, 2010.

A prospectus relates to the resale of the common stock underlying the convertible debenture.  The terms of the convertible debenture calls for the investor to provide the Company with an aggregate of $1,500,000 as follows;

•	$200,000 was disbursed on December 13, 2007
•	$1,300,000 secured promissory note bearing interest at 7.75% per annum, due on demand at any time after
February 1, 2011.  The investor is obligated to make monthly periodic prepayments of $250,000 during each month that the promissory in outstanding.  Interest is payable on a monthly basis, commencing January 15, 2008.  The interest rate shall be increased by 0.25 percentage points per each Periodic Prepayment that is not paid by the investor, provided however that in no event shall the interest rate exceed an amount equal to 12.5%.

Accordingly, we have received a total of $200,000 pursuant to the Securities Purchase Agreement.  Pursuant to the convertible debenture the investor may convert the amount paid towards the Securities Purchase Agreement into common stock of the Company at a conversion price equal to the lesser of (i) $0.25, or (ii) 80% of the average of the 5 lowest volume weighted average prices during the 20 trading days prior to investor’s election to convert (the percentage being a “Discount Multiplier”).  If any portion of the principal or accrued interest on this convertible debenture is not paid within ten (10) days of when it is due, the Discount Multiplier shall decrease by one percentage point (1%) for all conversions of the convertible debenture.  If the investor elects to convert a portion of the convertible debenture and, on the day that the election is made, the volume weighted average price is below $0.01, we shall have the right to prepay that portion of the convertible debenture that investor elected to convert, plus any accrued and unpaid interest, at 150% of such amount.  In the event that we elect to prepay that portion of the convertible debenture, investor shall have the right to withdraw its conversion notice.

We evaluated this agreement pursuant to FASB Statement No. 133 and due to the Company’s option to settle in cash if the weighted average price drops below a certain point and sufficient shares appear available, we determined no embedded derivatives existed and FASB No. 133 did not apply.

In the event that we default on the payment of the convertible debenture, the investor shall have the right to declare the outstanding principal and accrued interest immediately due and payable in cash at a price of 150% of the outstanding principal and accrued interest.

As required by Emerging Issues Task Force Issue 98-05 “Accounting for Convertible Securities with Beneficial Conversion Features”, we valued the beneficial conversion feature related to the $200,000 in outstanding debt at $50,000 which was treated as a loan discount and are amortizing  to interest expense using the effective interest method over the life of the note.

NOTE 6- INVESTMENT, AVAILABLE FOR SALE

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

NOTE 7 - COMMON STOCK

In 2005, ASRC issued 2,624,501 shares of common stock to directors for services valued at the then market price totaling $248,567 and issued 8,231,288 shares of common stock to outsiders for services valued at the then market price totaling $1,429,304.

June 30, 2005, we issued warrants to purchase 6,000,000 common shares to an outside consultant. As such we recorded an expense of $1,505,897 during the quarter that was estimated using the Black-Scholes pricing model. Significant assumptions used were (1) 2 year term, (2) volatility of 149.80%, (3) risk-free rate of 3.5% and (4) dividends of zero.. Subsequently, the consultant exercised warrants to purchase 2,000,000 shares for $77,000 in cash. The market value at the time of the exercise was $780,000, but appropriately, there was no additional compensation expense recorded. The remaining warrants were then cancelled. The warrants contained no cashless provision.

In 2005, ASRC hired the original design engineers of eGo Designs, Inc. ("eGo") by issuing 12,000,000 shares as a hiring bonus for the design engineers to work for ASRC and continue their development of the hydrogen fuel cell proto-type technology. Although legally, this transaction was structured as a purchase agreement of the outstanding shares of eGO Designs, ASRC examined the requirements under SFAS 141, “Accounting for Business Combinations,” and EITF 98-3, “Determining Whether Nonmonetary Transactions Involve Receipt of Productive Assets or of a Business,” to conclude that eGo Design, Inc was not a “business,” As such the transaction was accounted for as a “hiring bonus,” and recorded as compensation expense during 2005 in the amount of $2,040,000 which was equal to the market value of the shares issued by ASRC to the original design engineers.

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

In June 2007, there was a cashless exercise of warrants resulting in 76,873 shares of common stock being issued.

In 2007, ASRC granted options to purchase 46,850,000 shares of its common stock pursuant to a consulting contract with an exercise price equal to 70% of the average closing price of the lowest 8 days of the prior twenty trading days and were exercisable for 90 days. The value of the options was computed using the Black-Scholes pricing model using the following input values and assumption: (1) Stock price: the closing price on the day previous to the grant date; (2) warrant exercise price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days; (3) volatility ranging from 95.62% to 195.42%; (4) discount rate of 4.72% to 4.91%; (5) term of 90 days and (6) a zero dividend rate.  The amount of expense recognized during 2007 in connection with these warrants was $1,240,307 and is included in general and administrative expenses for the year ended December 31, 2007.  All of these options were exercised, resulting in cash receipts of $1,479,518.

On January 30, 2007 ASRC issued 500,000 shares of our common stock to our Board of Directors as compensation for their service. These shares were valued at $42,000 based on their market value in these financial statements. The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

During the year ended December 31, 2007, ASRC issued 2,181,818 shares of our common stock to our Chairman and Chief Executive Officer, Frank Neukomm and our President and Chief Operating Officer in lieu of salaries which were due to them as of December 31, 2006. These shares were valued at $74,182 based on their market value at the date of grant.  ASRC also issued 250,000 shares of stock to Frank Neukomm as compensation for a sales bonus.  These shares were valued at $10,000.  The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

During the year ended December 31, 2007, ASRC issued 8,031,407 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $349,006.  The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the year ended December 31, 2007, ASRC issued 11,289,917 shares of stock in lieu of compensation to consultants for services rendered at Hydra Fuel Cell.  These shares were valued at $510,151 based on their market value at the time of issuance, as reflected in these financial statements.

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

NOTE 8 - STOCK-BASED COMPENSATION

During the year ended December 31, 2007, ASRC issued 2,181,818 shares of our common stock to our Chairman and Chief Executive Officer, Frank Neukomm and our President and Chief Operating Officer in lieu of salaries which were due to them as of December 31, 2006. These shares were valued at $74,182 based on their market value at the date of grant.  ASRC also issued 250,000 shares of stock to Frank Neukomm as compensation for a sales bonus.  These shares were valued at $10,000.  The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

During the year ended December 31, 2007, ASRC issued 11,289,917 shares of stock in lieu of compensation to consultants for services rendered at Hydra Fuel Cell.  These shares were valued at $510,151 based on their market value at the time of issuance, as reflected in these financial statements.

On January 30, 2007 ASRC issued 500,000 shares of our common stock to our Board of Directors as compensation for their service. These shares were valued at $42,000 based on their market value in these financial statements. The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

During the year ended December 31, 2007, ASRC issued 8,031,407 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $349,006.  The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

NOTE 9 –WARRANTS AND OPTIONS

In March of 2004, ASRC completed a private placement of 2.5 million Units consisting of one share of its common stock and seven warrants to purchase additional shares of common stock at a prices ranging from $0.30 to $0.90. The warrants’ original expiration date was December 31, 2006. On July 1, 2006, ASRC extended the expiration dates of these 17,500,000 warrants to December 31, 2007. The fair value of the warrants was first calculated for the warrants under the initial terms using the Black-Scholes pricing model with assumptions including: (1) remaining term of 6 months; (2) computed volatility of 171%; (3) discount rate of 5.31% and (4) zero expected dividends. A comparison was made to the fair market values of the warrants incorporating the extension of the terms using the Black-Scholes pricing model with assumptions including: (1) new extended terms of 1.5 years; (2) computed volatility of 220%; (3) a discount rate of 5.17% and (4) zero dividends. The difference between these two estimates was $1,127,998 and was recorded as additional value given by the company and is included in general and administrative expenses for the year ended December 31, 2006.

ASRC has consulting agreements with two consultants providing legal and promotional services whereby the consultants are compensated with warrants to purchase common stock at a discount. Under the terms of the agreements, warrants granted have a strike price equal to 80% of the average closing price of the previous 7 days and exercisable for 90 days. During 2006, the number of options issued under these agreements totaled 15,250,000, all of which were exercised. The value of the options was computed using the Black-Scholes pricing model using the following input values:

Stock price: the closing price on the day previous to the grant date

Warrant strike price: calculated per agreement. Typically 80% of the average closing price for the previous 7 days

Volatility: Ranging from 101.53% to 126.04%

Risk-free rate: 4.3%

Months to maturity: 3

The amount of expense recognized during 2006 in connection with these warrants was $1,367,484.

In January 2006, ASRC issued options to purchase 5.5 million shares to certain officers and directors. The options contain an exercise price of $0.19, contain a cashless provision, and expire January 23, 2011. The value of these options was computed using the Black-Scholes pricing model assuming (1) a 5-year term; (2) computed volatility of 240%; (3) discount rate of 4.7% and (4) zero expected dividends. The amount of expense recognized in connection with these options was $1,038,363. The cashless exercise provision allows the Holder to receive common stock according to the formula:

S = W - [ ( $0.19 / C ) * W ], where

S = The number of shares received using the cashless provision
W = the number of warrants granted
C = the closing bid price on the date of exercise

In January 2006, ASRC issued warrants to purchase 838,000 shares of common stock pursuant to a Private Placement Memorandum dated January 27, 2006 whereby subscribers purchased one share of common stock and received one warrant to purchase one common share with a strike price of $0.50 for total proceeds of $210,000. The warrants expire in five years from the grant date. The Company allocated $113,849 of the proceeds to the warrants based on the estimated relative fair value of the warrants. The fair value was estimated using Black-Scholes with key assumptions of (1) calculated volatility of 240.93%, (2) expected term of 5 years, (3) discount rate of 4.7% and (4) zero expected dividends.

In October, 2006, ASRC issued 281,250 shares in a private placement and warrants to purchase an additional 281,250 shares for total proceeds of $22,500. The warrants have an exercise price of $0.15 and expire on December 31, 2008. The proceeds were allocated to the warrants based on the calculated relative fair value of $ 7,309. The fair market value of these warrants was computed using the Black-Scholes pricing model assuming (1) an expiration date of December 31, 2006; (2) computed volatility of 159.13%; (3) discount rate of 5.09% and (4) zero expected dividends.

In July 2006, ASRC issued warrants to purchase 50,000,000 shares to an investor for cash proceeds of $150,000 in contemplation of negotiating a further financing arrangement which ultimately did not occur. The warrants have a 3 year term and an exercise price of $0.01. ASRC estimated the fair market value of these warrants to be $4,113,000 using a Black-Scholes with key assumptions of (1) expected term of 3 years, (2) calculated volatility of 284..93%, (3) discount rate of 4.3% and (4) zero dividends. The terms of the warrants included maximum liquidated damages in the amount of $680,000, in the event that the company did not file an effective registration statement within six months of the execution of the agreement. Included in the damages, was a potential to refund the $150,000 proceeds received. At the same time, a shareholder pledged 4,000,000 shares of his own stock in ASRC to the investor for collateral. ASRC evaluated these warrants for liability treatment under SFAS 133 and EITF 00-19 taking into consideration View A of EITF 05-04 and determined that it was more economical to settle in “unregistered shares”, thus these instruments were not considered to be liabilities under the authoritative literature. Subsequent to December 31, 2006, the ASRC is considered to be in default under this warrant agreement because no registration statement was filed. As a result, ASRC has accrued a contingent liability of $150,000 for the original proceeds received and has recorded a corresponding expense. ASRC will continue to evaluate further liquidated damages if necessary.

In 2007, ASRC granted options to purchase 46,850,000 shares of its common stock pursuant to a consulting contract with an exercise price equal to 70% of the average closing price of the lowest 8 days of the prior twenty trading days and were exercisable for 90 days. The value of the options was computed using the Black-Scholes pricing model using the following input values and assumption: (1) Stock price: the closing price on the day previous to the grant date; (2) warrant exercise price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days; (3) volatility ranging from 95.62% to 195.42%; (4) discount rate of 4.72% to 4.91%; (5) term of 90 days and (6) a zero dividend rate.  The amount of expense recognized during 2007 in connection with these warrants was $1,240,307 and is included in general and administrative expenses for the year ended December 31, 2007.  All of these options were exercised, resulting in cash receipts of $1,479,518.

On August 2, 2007, the Company issued Ohio University 2,000,000 warrants exercisable over a three year period at the closing price of the Company’s common stock on the closing date, which was $0.041 on August 2, 2007.  The Company valued the warrants at $37,500 by using the Black-Scholes model with assumptions including: (1) three years: (2) a computed volatility rate of 117.24%: (3) a discount rate of 4.57% and (4) zero dividends.  This value of $37,300 is included in the total value of the patent asset discussed in Note 4.

In 2007, ASRC issued 650,000 shares and granted warrants to purchase 650,000 shares of our common stock pursuant to a Private Placement Memorandum with two accredited investors whereby the investors purchased 650,000 Investment Units consisting of (a) 1 share of common stock, (b) ½ of one option to purchase a share of our common stock at $0.10 and (c) ½ of one option to purchase a share of our common stock at $0.20. These warrants vested immediately and had a term of three years. We allocated the proceeds of $32,500 to the warrants and common stock based on the relative fair value of each. We estimated the fair value of these warrants using the Black-Scholes method with assumptions including: (1) term of 3 years; (2) a computed volatility rate of 194.65% (3) a discount rate of 4.78 % and (4) zero dividends. The relative fair value of these options was estimated to be $18,931.

In 2007, ASRC granted options to purchase 500,000 shares to each member of our Board of Directors, to the Chief Technology Officer of our Hydra Fuel Cell subsidiary, and our Chief Financial Officer with an exercise price equal to $0.071. The options vested immediately and expire on December 31, 2011. We estimated the fair value of these options using the Black-Scholes method with assumptions including: (1) term of 5 years; (2) a computed volatility 217% (3) a discount rate of 4.78% and (4) zero dividends. The fair value of these options was estimated to be $332,123 and is included in general and administrative expenses for the year ended December 31, 2007.

Summary of warrant and options information is as follows:

	Weighted Avg. Exercise Price	Outstanding Beginning of Period	New Grants	Forfeitures and Cancellations	Exercises	Outstanding End of Period
Year ended December 31, 2004	$0.58	-	19,500,000	-	-	19,500,000
December 31, 2004			19,500,000	-	-	19,500,000

2005 Activity:
2005 Grants	$0.30		1,000,000	-	-	1,000,000
2005 Grants	$0.30		5,000,000	-	-	5,000,000
Exercised for cash	$0.04		-	-	2,000,000	(2,000,000)
Cancelled	$0.30		-	4,000,000	-	(4,000,000)

December 31, 2005	$ 0.60	19,500,000	6,000,000	4,000,000	2,000,000	19,500,000

2006 Activity:
Granted pursuant to consulting arrangements	$ 0.08		15,250,000	-	15,250,000	-
Forfeitures and cashless exercise	$ 0.13		-	500,000	1,500,000	(2,000,000)
Options granted to directors	$ 0.19		5,500,000	-	-	5,500,000
Granted pursuant to private placements	$ 0.41		1,119,250	-	-	1,119,250
Granted pursuant to warrant agreement	$ 0.01		50,000,000	-	-	50,000,000

December 31, 2006	$ 0.13	19,500,000	71,869,250	500,000	16,750,000	74,119,250

2007 Activity:		-	-	-	-	-

Granted pursuant to warrant agreement	$ 0.03		46,850,000	-	46,850,000	-
Options granted to directors	$ 0.07		3,500,000	-	-	3,500,000
Granted pursuant to private placements	$ 0.15		650,000	-	-	650,000
Cashless exercise of warrants		-	-	-	76,873	(76,873)
Warrants granted for patent	$ 0.04		2,000,000	-	-	2,000,000
December 31, 2007	$ 0.13	74,119,250	53,000,000	-	46,926,873	80,192,377

NOTE 10- INCOME TAXES

ASRC uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, ASRC incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $15,800,000 at December 31, 2007 and will expire in the years 2018 and 2026.

At December 31, 2007, deferred tax assets consisted of the following:

Net operating losses	$ 5,372,000
Less: valuation allowance	(5,372,000)

Net deferred tax asset	$ -

NOTE 11 - RELATED PARTY TRANSACTIONS

During 2006, ASRC's Chief Executive Officer and Chief Operating Officer both made loans to the Company of $10,000 each. During the year ended December 31, 2007, they made additional loans of $5,000. These loans pay interest at 6 percent and were due  November 12, 2007 and were paid in full in February 2008.  As of December 31, 2007, the total principal due was $25,000 and the accrued interest payable was $1,659.

As described above, during the year ended December 31, 2007, ASRC issued 2,181,818 shares of our common stock to our Chairman and Chief Executive Officer, Frank Neukomm and our President and Chief Operating Officer in lieu of salaries that were due to them as of December 31, 2006. These shares were valued at $74,182based on their market value at the date of grant.  ASRC also issued 250,000 shares of stock to Frank Neukomm as compensation for a sales bonus.  These shares were valued at $10,000.  The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

Also on January 16, 2007, ASRC issued 113,636 shares of our common stock to the President of our Hydra Fuel Cell subsidiary, who is also a board member of American Security Resources, in lieu of salaries that were due to him as of December 31, 2006. These shares have been valued at $3,977 in these financial statements.

NOTE 12 - LEASES

ASRC leased office space under an operating lease during 2007 and 2006. The lease agreement provided for monthly rent of $2,365 to be paid through March 31, 2009. Additionally, ASRC’s subsidiary, Hydra Fuel Cell Corporation leases approximately 2,625 square feet in Portland, Oregon for monthly rent of $4,930.

Minimum lease payments due under non-cancelable leases over the next five years and thereafter are as follows as of December 31, 2007:

Year Ending December 31,
2008                                $28,380
2009                                $  7,095
Total                                $35,475

Total rent expense was $92,932 and $46,087 during 2007 and 2006, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

ASRC is involved in pending litigation for alleged patent infringement by a third party related to its hydrogen fuel cell technology. ASRC affirmatively defends its position that it has not infringed on the third party patent. While, the final outcome is not known at this time, and management does not believe it will have a material impact on its financial position or results of operations.

In July 2006, ASRC issued warrants to purchase 50,000,000 shares to an investor for cash proceeds of $150,000 in contemplation of negotiating a further financing arrangement that ultimately did not occur. The warrants have a 3-year term and an exercise price of $0.01. ASRC estimated the fair market value of these warrants to be $4,113,000 using a Black-Scholes with key assumptions of (1) expected term of 3 years, (2) calculated volatility of 284.93%, (3) discount rate of 4.3% and (4) zero dividends. The terms of the warrants included maximum liquidated damages in the amount of $680,000, in the event that the company did not file an effective registration statement within six months of the execution of the agreement. Included in the damages, was a potential to refund the $150,000 proceeds received. At the same time, a shareholder pledged 4,000,000 shares of his own stock in ASRC to the investor for collateral. ASRC evaluated these warrants for liability treatment under SFAS 133 and EITF 00-19 taking into consideration View A of EITF 05-04 and determined that it was more economical to settle in “unregistered shares”, thus these instruments were not considered to be liabilities under the authoritative literature. As of December 31, 2007, we are considered to be in default under this warrant agreement because no registration statement was filed. As a result, we have accrued a contingent liability of $150,000 for the original proceeds received and estimated liquidated damages of $35,000 and have recorded a corresponding expense. The company will continue to evaluate further liquidated damages if necessary.  The Company evaluated the liquidated damages to determine whether it qualified for derivative treatment. Based on FASB Staff Position No. EITF 00-19-2, it was determined that since the transfer of consideration under a registration payment arrangement becomes probable and can be reasonably estimated subsequent to the inception of the arrangement or if the measurement of a previously recognized contingent liability increases or decreases in a subsequent period, the initial recognition of the contingent liability or the change in the measurement of the previously recognized contingent liability shall be recognized in earnings. The entity would be required to deliver shares under a registration payment arrangement, (b) the transfer of that consideration is probable, and (c) the number of shares to be delivered can be reasonably estimated, the issuer’s share price at the reporting date shall be used to measure the contingent liability under Statement 5.

NOTE 14 – SUBSEQUENT EVENT

On January 7, 2008, the Company entered into a lease/purchase agreement with Meigs County Community Improvement Corporation of Pomeroy, Ohio on a 10,000 square foot building and approximately 3 acres of property in Tuppers Plains, Ohio.  The Company shall commence monthly payments of $7,049.89 on February 1, 2009 for the fifteen-year term of the lease.  The Company shall have an option to purchase the building and property during the term of the lease for a sum of $800,000 less the amount of principal that has been paid to date of closing based on a 6% interest rate.

On February 15, 2008, the board of directors and shareholders representing a majority of the voting rights voted to increase the authorized common shares from 200,000,000 shares, par value of  $0.001 to 500,000,000 shares, par value $0.001.

On February 15, 2008, the board of directors and shareholders representing a majority of the voting rights voted to issue Frank Neukomm, CEO, 666,667 shares of preferred stock and Robert Farr, President, 333,333 shares of preferred stock in return for their encumbering their personal share holdings and for personally guaranteeing a $2,000,000 convertible debenture agreement with an accredited investor that the Company closed on February 29, 2008.  These preferred shares are convertible into common stock on a 1 to 1 basis and shall be entitled to 500 to 1 voting rights on any issue requiring a shareholder vote.  These Super voting rights shall expire with the expiry of the obligations under the convertible debenture or at such time as holder of the preferred shares convert to common stock.

On February 29, 2008, the Company entered into a 7.75% convertible debenture and warrant purchase agreement with an accredited investor for up to $2,000,000 in convertible debenture notes.  The Company received $400,000 as the first advance on the convertible debenture agreement and is due on February 29, 2012.  The convertible debenture by the holder at a 20% discount to the market price of the Company’s common stock.  The agreements also give the investor, for $15,000 cash, the ability to purchase a warrant agreement for 15,000,000 shares of the Company’s common stock.  The warrants are exercisable at 110% of the market price of the Company’s common stock.

ITEM 8  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 25, 2007, Malone & Bailey, P.C. was dismissed as the independent auditor for American Security Resources Corporation Malone & Bailey, P.C. had served as the independent auditor of ARSC's annual financial statements since the audit of the calendar year ended December 31, 2001. From the date on which Malone & Bailey, P.C. was engaged until the date they were dismissed, there were no disagreements with Malone & Bailey, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey, P.C., would have caused Malone & Bailey, P.C. to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no "reportable events" as that term is defined in Item 304(a) (1) (iv) of Regulation S-B.

ASRC provided Malone & Bailey, P.C. with a copy of the foregoing disclosure, and requested that Malone & Bailey, P.C. furnish ASRC with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with such disclosure. ASRC filed as an Exhibit to the Form 8-K, a copy of the letter from Malone & Bailey, P.C. as required by Item 304 of Regulation S-B. On July 30, 2007, Malone & Bailey, P.C. provided a letter agreeing with the foregoing disclosure in ARSC’s Form 8K-A filing.

On July 25, 2007, ASRC executed an engagement letter with McElravy, Kinchen & Associates, P.C. ("MKA") to assume the role of its new certifying accountant. MKA was asked to perform the quarterly reviews of ASRC for the quarters ended June 30, 2007 and September 30, 2007 and the audit for the year ended December 31, 2007.

During the periods ended December 31, 2001 through 2006 and the subsequent interim period ended March 31, 2007, and through the date of the firm's engagement, ASRC did not consult with MKA with regard to:

(i)	the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on ARSC's financial statements; or

(ii)	any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a) (1) (iv) of Regulation S-B.

The engagement of the new principal auditor was recommended and approved by the Board of Directors of ARSC.

Other than the changes described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2007, we did not maintain effective controls over the control environment.  Specifically, we have not formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors.  Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2007, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2007, we did not maintain effective controls over equity transactions.  Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9 - Directors, Executives Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The Company has adopted a Code of Ethics that applies to all of its Directors, Officers (including its CEO, CFO and chief accounting officer and any person performing similar functions) and all employees. The Code is attached hereto by reference.

Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company as of December 31, 2007. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation
Robert C. Farr	President/COO	11/23/05
	Director	10/27/04

Frank Neukomm	Director	02/25/04
	Secretary	11/08/04
	Chairman/CEO	11/21/05

Robert J. Wilson	Director	07/21/05

Marlin Williford	CFO (1)	07/05/07

Alvie T. Merril	Director	10/11/06

James R. Twedt	Director	10/11/06

(1)	Mr. Williford performs the Chief Financial Officer duties for the Company on a contract basis.

 Business Experience

Frank Neukomm (58), Chairman/ CEO, has an extensive background in finance, mergers and acquisitions, and sales and marketing. Mr. Neukomm has served as a senior executive of brokerage and M & A companies, software companies and telecom companies. Mr. Neukomm has been instrumental in purchasing or starting companies in industries as diverse as insurance, consumer retail goods, industrial services and wireless telecommunications. Since 1995, Mr. Neukomm has served as President of NeuHaus Advisors, Inc., a consulting firm to the telecommunications industry.

Robert Farr (62), President/COO has extensive Fortune 500 management experience in a variety of industries. His experience extends to domestic and international finance, marketing, manufacturing and distribution. He is the Principal of Creative Equity Strategies.

Marlin Williford (50), Vice President – Chief Financial Officer.  Mr. Williford has been our Vice President – Chief Financial Officer since November, 2007.   Mr. Williford also serves as President of CapNet Risks Management, Inc. since 2006, where he directs the activities of CapNet Risk Management and performs various CFO functions and acts as a principal in investment banking transactions.  Mr. Williford served as Chief Financial Officer and was a principal in Quality Signs, Inc., a commercial sign manufacturer in the South Texas area.  Mr. Williford served as President and a Principal in The Williford Group, Inc., a real estate acquisition, construction and service company in the South Texas area.  Mr. Williford graduated in 1979 from Lamar University with a Business Administration Degree in Finance with a minor in Economics.

Robert J Wilson , Director, is a CPA and an independent Director who serves as Audit Committee Chairman.

Alvie T. Merril, Director, is Chairman of Merrill-Zurich Inc., a diversified real estate management and consulting firm. Mr. Merrill is also President of A. T. Merrill Business Consulting that has advised over 200 public and private companies since 1980. Mr. Merrill has extensive public company experience from his consulting activities and is active in numerous civic and charitable organizations in hometown of Lake Jackson, Texas.

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

Item 10. Executive Compensation.

Messrs. Robert Farr, Director and Chief Operating Officer, and Frank Neukomm, Chairman and Chief Executive Officer, each had $12,000 per month salary accrued during 2007 and 2006 for a total annual salary of $144,000, respectively. Of that amount each was paid $90,000 and $93,000 in cash in 2007 and 2006, respectively.  Mr. Newton, Chief Financial Officer, received no cash compensation during 2007 and 2006, but received 450,000 shares of common stock in 2006, respectively.

Additionally, Messrs. Farr and Neukomm received 4 million and 1 million warrants, respectively, to purchase common shares of the Company. The option strike price is $0.19, expire on January 23, 2011 and contain a cashless provision. These warrants make up the value in the “All Other” column in the table below.

Executive compensation for 2007, 2006 and 2005 were as follows:

Name	Position or Title	Year	Salary	Bonus	Stock Awards	All Other
Robert Farr	Chief Operating Officer	2007	$ 144,000	$ -	$ -	$ -
		2006	144,000	-	190,000	755,173
		2005	10,200	-	-	-

Frank Neukomm	Chief Executive Officer	2007	144,000	-	-	-
		2006	144,000	30,000	190,000	188,793
		2005	35,000

Randall Newton	Chief Financial Officer	2007	-	-	-	-
		2006	-	-	135,200	-
		2005	-	-	-	-

Marlin Williford	Chief Financial Officer	2007	-	-	25,000	4,500

On May 1, 2006, Mr. Farr received 121,277 shares, and Mr. Neukomm received 114,891 shares in settlement of unpaid salary accrued but not paid at March 31, 2006.

Except as set forth above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 2007 and 2006.

Compensation of Directors

Certain Directors were compensated with restricted stock during 2007 and 2006 for attending meetings and for work performed.
Total stock awarded was 500,000 shares in 2007 and 2006, respectively. Additionally, one director was awarded warrants to purchase common shares of the Company. The option strike price is $0.19, expire on January 23, 2011 and contain a cashless provision.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

The following table sets forth the share holdings of officer, directors and those persons who own more than five percent of the Company's common stock, including stock options, outstanding as of the date of this Report, assuming 180,784,809 shares are outstanding (the number outstanding at the date of this report):

Name and Address	Type of Ownership	No. of Shares Beneficially Owned	Percent of Class

Frank Neukomm 9601 Katy freeway, Suite 220 Houston, TX 77024	Personal	8,884,012	4.9%
Edward L. Davis 9601 Katy freeway, Suite 220 Houston, TX 77024	Personal	7,921,312	4.4%
Robert Farr 9601 Katy freeway, Suite 220 Houston, TX 77024	Personal	3,627,186	2.0%
James Twedt 9601 Katy freeway, Suite 220 Houston, TX 77024	Personal	1,718,636	1.0%
Marlin Williford 9601 Katy freeway, Suite 220 Houston, TX 77024	Personal	500,000	0.3%

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

Item 13. Principal Accountant Fees and Services

AUDIT FEES

McElravy, Kinchen, Associates, PC were the Company’s auditors for the fiscal year ended December 31, 2007.  For their audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-Q, McElravy, Kinchen, Associates, PC billed us a total of $25,050 for the fiscal year ended December 31, 2007.

Malone & Bailey were the Company’s auditors for the fiscal years ended December 31, 2006.  For their audit of our annual financial statements and for their review of our Quarterly Reports on Form 10-Q, Malone & Bailey billed us a total of $34,200 for the fiscal year ended December 31, 2006.

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

Item 14. Exhibits and Reports on Form 8-K.

Reports on Form 8-K.

    None

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SECURITY RESOURCES CORPORATION

Dated: April 14, 2008	By: /s/ Frank Neukomm
Name: Frank Neukomm Title: CEO

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMERICAN SECURITY RESOURCES CORPORATION

Dated: April 14, 2008	By: /s/ Frank Neukomm
Name: Frank Neukomm Title: Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: April 14, 2008	By: /s/ Robert C. Farr
Name: Robert C. Farr Title: President, Chief Operating Officer and Director
Dated: April 14, 2008	By: /s/ Marlin Williford
Name: Marlin Williford Title: Chief Financial Officer and Director

Dated: April 14, 2008	By: /s/ Robert J. Wilson
Name: Robert J. Wilson Title: Director