Form 10QSB
period 2008-03-31
American Security Resources Corp.
filed 2008-05-27
CIK 1085069

United States Securities Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer 	Accelerated ofiler 	Non-accelerated filer 	Smaller reporting company 

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 235,925,180 as of May 14, 2008.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. [ ] Yes [ X ] No

FORM 10-Q
TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION	3

ITEM 1. UNAUDITED FINANCIAL STATEMENTS	3
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007 (Unaudited)	3
Consolidated Statements of Operations

For the Three Months ended March 31, 2008 and 2007 and the period from October 1, 2005 (re-entering of development stage) through March 31, 2008 (Unaudited)	4
Consolidated Statement of Stockholders' Deficiency
For the Period From January 1, 2005 through March 31, 2008 (Unaudited)	5
Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2008 and 2007 and the period from October 1, 2005 (re-entering of development stage) through March 31, 2008 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	18
Results of Operations	19
Liquidity and Capital Resources	20

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4T. CONTROLS AND PROCEDURES	21
PART II - OTHER INFORMATION	22
ITEM 1.LEGAL PROCEEDINGS	22
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22
ITEM 3.DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22
ITEM 5.OTHER INFORMATION	22

PART III – EXHIBITS AND CERTIFICATIONS
ITEM 1. EXHIBITS	23
SIGNATURE	23

Item 1 - Financial Statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	Unaudited	Audited
ASSETS
Cash in bank	$ 34,564	$ 12,690
Prepaid expenses	3,815	3,815
Accrued Interest Receivable	4,777	4,968
Total Current Assets	43,156	21,473

Equipment, net of accumulated depreciation of $77,490 and $68,238, respectively	87,129	93,348
Capital Lease, net of accumulated depreciation of $12,425 and $0, respectively	787,575	-
Deferred Financing Costs, net of amortization of $2,581 and $0, respectively	42,419	-
Intangible assets, net of amortization of $0 and $20,080, respectively	-	832,071
Note Receivable	1,250,000	1,300,000

TOTAL ASSETS	$ 2,210,279	$ 2,246,892

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 348,743	$ 411,662
Other current liabilities	448,265	1,074,103
Accrued contingent liability	154,875	154,875
Notes payable and accrued interest – shareholders	-	26,659
Accrual for Default on Convertible Notes	325,000	-
Derivative Liability	1,496,942	-
Convertible Debentures, net of discounts of $434,254 and $33,675, respectively	315,746	166.325
Total Current Liabilities	3,089,571	1,833,624

Long Term Liabilities
Contingent Liability	1,250,000	1,300,000
Capital Lease Obligation	809,665	-

Total Liabilities	5,149,236	3,133,624

SHAREHOLDERS' DEFICIT
Preferred stock – Series A -1,000,000 shares authorized; $.001 par value; 1,000,000 shares issued and outstanding	1,000	-
Preferred stock – Series B - 1,000,000 shares authorized; $.001 par value; no shares issued or outstanding	-	-
Common stock - 500,000,000 shares authorized; $.001 par value; 209,391,856 and 180,784,809 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	209,392	180,785

Additional paid-in capital	47,846,931	47,137,746
Deficit accumulated during the development stage	(18,887,996)	(16,096,979)
Deficit accumulated from prior operations	(32,108,284)	(32,108,284)

Total Shareholders' Deficit	(2,938,957)	(886,732)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 2,210,279	$ 2,246,892

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND THE PERIOD FROM OCTOBER 1, 2005 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2008
(unaudited)

	Three Months Ended March 31,		Re-entering Development Stage to March 31, 2008
	2008	2007

General and administrative expenses	$ 863,123	$ 1,016,868	$ 13,721,278
Depreciation and Amortization expenses	34,225	9,133	128,037
Research and development expenses	218,765	250,709	3,026,600
Operating Expenses	(1,116,113)	(1,276,710)	(16,875,915)

Other Income (Expense):
Permanent impairment of investment	-	-	(225,000)
Loss on derivative liability	(1,096,942)	-	(1,096,942)
Loss on License Fee	(210,773)	-	(210,773)
Loss on Default of Convertible Debentures	(325,000)	-	(325,000)
Interest expense	(62,775)	(957)	(132,013)
Interest income	20,586	-	20,586
Net Loss	(2,791,017)	(1,277,667)	(18,845,057)
Other Comprehensive Loss:
Change in unrealized loss on investment available for sale	-	-	(86,538)
Comprehensive Loss	$ (2,791,017)	$ (1,277,667)	$ (18,931,595)

Loss per share - basic and fully diluted	$ (0.01)	$ (0.01)
Weighted average no. of shares outstanding	192,157,617	118,305,486

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2008 (UNAUDITED)

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit		Comprehensive Loss
	Shares	Capital	Development Stage	Prior Operations	Other	Total
Balance at 12/31/04	35,319,977	$ 29,741,757	$(29,652,400)	$ -	$ -	$ 89,357

Shares issued for:
Cash	2,000,000	77,000	-	-	-	77,000
director services	2,624,501	248,567	-	-	-	248,567
Services	8,231,288	1,429,304	-	-	-	1,429,304
Warrant expense	-	1,505,897	-	-	-	1,505,897
Compensation	12,000,000	2,040,000	-	-	-	2,040,000
Equity swap investment	1,500,000	225,000				225,000
Net loss	-	-	(5,384,548)	-	-	(5,384,548)
Other comprehensive loss	-	-	-	-	(86,538)	(86,538)

Balance, 12/31/05	61,675,766	35,267,525	(35,036,948)	-	(86,538)	144,039

Reclassification of accumulated deficit	-	-	32,108,284	(32,108,284)	-	-
Shares issued for:
Cash	23,744,250	1,905,990	-	-	-	1,905,990
Director fees	6,698,000	690,885	-	-	-	690,885
Consulting service	14,786,051	1,724,639	-	-	-	1,724,639
Accrued liabilities	633,292	132,539	-	-	-	132,539
Cashless exercise of warrants	1,129,935	-	-	-	-	-
Employee and contractor bonuses	937,500	42,188	-	-	-	42,188

Warrants issued for cash	-	150,000	-	-	-	150,000
Warrants issued for services	-	2,405,847	-	-	-	2,405,847
Modification of Warrants	-	1,127,998	-	-	-	1,127,998

Net loss			(8,599,770)	-	-	(8,599,770)
Other equity items (1)	-	(84,070)			86,538	2,468

Balance, 12/31/06	109,604,794	43,363,541	(11,528,434)	(32,108,284)	-	(273,177)

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2008 (UNAUDITED)

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

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2008 TO MARCH 31, 2008 (UNAUDITED)

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit	Comprehensive Loss
	Shares	Capital	Development Stage	Prior Operations	Total

Balance, 1/1/2008	180,784,809	47,318,531	(16,096,979)	(32,108,284)	(886,732)
Shares issued for:
Cashless exercise of warrants	5,000,000	5,000	-	-	5,000
Warrants exercised for cash	2,000,000	42,000	-	-	42,000
O&D fees	12,589,868	354,516	-	-	354,516
Consulting service	1,150,000	32,200	-	-	32,200
Accrued liabilities	7,867,179	236,476	-	-	236,476

Warrants issued for services		25,803	-	-	25,803
Warrants issued for:
Beneficial conversion feature related to convertible notes		14,797	-	-	14,797

Net loss	-	-	(2,791,017)	-	(2,791,017)

Balance, 3/31/2008	209,391,856	$ 48,029,323	$ (18,887,996)	$(32,108,284)	$(2,966,957)

Less: par value of common
stock ($0.001)		209,392
Additional paid-in capital		$47,819,931

Plus: 1,000,000 Preferred
Shares ($0.001 par value)		27,000			1,000
Additional paid-in-capital		$47,846,931
Total Stockholders’ Deficit					$(2,938,957)

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
A DEVELOPMENT STAGE ENTERPRISE
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND THE PERIOD FROM OCTOBER 1, 2005 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2008
(unaudited)
	Three Months Ended March 31,		Re-entering Development Stage to
	2008	2007	03/31/2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,791,017)	$ (1,277,667)	$ (18,887,993)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,225	9,133	119,358
Amortization of debt discount and deferred financing costs	13,899	-	13,899
Accretion on capital lease obligation	9,665	-	9,665
Loss on derivatives	1,096,942	-	1,096,942
Loss on License Fee	210,773	-	210,773
Loss due to default on debentures	325,000	-	325,000
Common stock issued for services	422,616	80,400	8,076,230
Discount on convertible debenture	-	-	50,000
Stock option and warrant expense	25,803	674,220	3,786,736
Permanent impairment of investment available for sale	-	-	225,000
Contingent liquidated damages expense	-	-	150,000
Change in operating assets and liabilities:
Prepaid expenses	-	211	(753)
Accrued interest receivable	191	-	191
Accounts payable	13,864	(61,882)	368,041
Accrued liabilities	150,979	197,367	344,851
Net cash used in operating activities	(487,060)	(378,218)	(4,112,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,033)	-	(153,303)
License Agreement	(8,250)	-	(33,251)
Net cash used in investing activities	(11,283)	- -	(186,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	516,510	1,821,920
Proceeds from convertible debentures	505,000	-	705,000
Paydowns of Shareholders loans	(25,000)	-	-
Net borrowings/(paydowns) on line of credit	(1,783)	(3,250)	43,707
Proceeds from the exercise of warrants	42,000	-	1,671,518

Net cash provided from financing activities	520,217	513,260	4,242,145

Net change in cash and cash equivalents	21,874	135,042	(56,469)
Cash and cash equivalents, beginning of period	12,690	6,575	91,033
Cash and cash equivalents, end of period	$34,564	$141,617	$ 34,564
Supplemental disclosure of non-cash financing activities:
Stock issued for accrued expenses	$ 236,476	$ 132,539	$ 369,015
Obligation to pay capital lease	$ 800,000	$ -	$ 800,000
Cash paid for interest and income taxes	$ 25,770	$ -	$ 25,770

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION & CHANGES IN OR ADDITIONAL ACCOUNTING POLICIES

The accompanying consolidated financial statements of American Security Resources Corporation (“ASRC”, “the Company”, “we” or “us”) have been prepared by ASRC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with ASRC’s audited consolidated financial statements and notes thereto included in ASRC’s Form 10-KSB for the year ended December 31, 2007. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the three-months ended March 31, 2008 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of ASRC include the accounts of ASRC and its wholly-owned subsidiaries, Hydra Fuel Cell, Inc., American Hydrogen Corporation and American Wind Power Corporation. All significant inter-company transactions have been eliminated.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $18,845,057 since re-entering the development stage through March 31, 2008. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

NOTE 3 - INTANGIBLE ASSETS

The Company’s intangible asset consists of a license with Ohio University, for Hydrogen technology.

Pursuant to the License Agreement dated as of August 2, 2007 between the Company and Ohio University (the “License Agreement”); the Company has a revocable, exclusive, royalty-bearing, worldwide license in and to technology relating to ammonia fuel cell electrolyzer.

The License Agreement has an initial term equal to the remaining life of Ohio University’s patent, which at December 31, 2007 is approximately 17 years.  At March 31, 2008, the Company has recorded $32,628 in amortization expense based on the straight line method over the 17 years left on the initial 20 year life of the patent.

As consideration for the license from Ohio University, the Company agreed to pay $100,000, issued 2,000,000 shares of restricted stock, issued 2,000,000 warrants exercisable for a three year period at $0.041 per share (the closing price on the transaction date) and agreed to provide the University with $600,000 in sponsored research on the patent, all which in the aggregate the Company valued at $852,150.   The Company determined the fair value of the 2,000,000 shares of restricted stock by using the closing price ($.041 per share) of the stock on the Agreement. The warrants were valued at $37,300 using the Black-Scholes model as described in Note 10. Additionally, the Agreement calls for the Company to pay a royalty of 4% of annual sales of manufactured ammonia Electrolyzer units, 8% of net sales of Hydrogen fuel and other products and services based on the Licensed Technology, Company improvements or joint improvements.  The Company shall also pay Ohio University 30% of the upfront fees, milestone fees, royalties and/or other compensation or consideration received by the Company in exchange for the grant of sublicense rights in any portion of the Licensed Technology, Company improvements or joint improvements to persons or entities not party to the License Agreement.  The Company has agreed to pay Ohio University an annual development budget of $25,000 until the annual royalties due Ohio University exceed $25,000.  A failure to comply with any of the above requirements could result in the termination of the License Agreement by Ohio University.

At March 31, 2008, the Company is in default of the agreement due to non payment. The Company has therefore written off the intangible asset and the associated liabilities on all payments to be made after March 31, 2008, resulting in a loss on license fee of $210,773. The Company has no obligation past the payments that were to be made up to March 31, 2008, as the license is revocable by Ohio University at any time.

NOTE 4 – CONVERTIBLE DEBENTURE

At March 31, 2008, the Company had convertible debentures outstanding as follows;

	Outstanding Balance of Convertible Debenture	Unamortized Discount

December 13, 2007 Debenture	$250,000	$42,587
January 17, 2008 Debenture	100,000	-0-
February 28, 2008 Debenture	400,000	391,667

Total Convertible Debentures	$750,000	$434,254

Following is a description of each of the convertible debentures listed above;

On December 13, 2007, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of $1,500,000 in a convertible debenture bearing interest at 7.25% per annum, payable on or before December 12, 2010.

A prospectus relates to the resale of the common stock underlying the convertible debenture.  The terms of the convertible debenture calls for the investor to provide the Company with an aggregate of $1,500,000 as follows;

•	$200,000 was disbursed on December 13, 2007
•	$50,000 was disbursed on February 8, 2008
•
$1,300,000 ($1,250,000 balance at March 31, 2008) secured promissory note bearing interest at 7.75% per annum, due on demand at any time after February 1, 2011.  The investor is obligated to make monthly periodic prepayments of $250,000 during each month that the promissory is outstanding.  Interest is payable on a monthly basis, commencing January 15, 2008.  The interest rate shall be increased by 0.25 percentage points per each Periodic Prepayment that is not paid by the investor, provided however that in no event shall the interest rate exceed an amount equal to 12.5%.  The March 31, 2008 balance of $1,250,000 receivable on this note is offset by an equal amount shown at a convertible debenture liability in the liabilities section of the Company’s balance sheet.

Accordingly, at March 31, 2008, we have received a total of $250,000 pursuant to the Securities Purchase Agreement.  Pursuant to the convertible debenture the investor may convert the amount paid towards the Securities Purchase Agreement into common stock of the Company at a conversion price equal to the lesser of (i) $0.25, or (ii) 80% of the average of the 5 lowest volume weighted average prices during the 20 trading days prior to investor’s election to convert (the percentage being a “Discount Multiplier”).  If any portion of the principal or accrued interest on this convertible debenture is not paid within ten (10) days of when it is due, the Discount Multiplier shall decrease by one percentage point (1%) for all conversions of the convertible debenture.  If the investor elects to convert a portion of the convertible debenture and, on the day that the election is made, the volume weighted average price is below $0.01, we shall have the right to prepay that portion of the convertible debenture that investor elected to convert, plus any accrued and unpaid interest, at 150% of such amount.  In the event that we elect to prepay that portion of the convertible debenture, investor shall have the right to withdraw its conversion notice.

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

As required by Emerging Issues Task Force Issue 98-05 “Accounting for Convertible Securities with Beneficial Conversion Features”, we valued the beneficial conversion feature related to the $250,000 in outstanding debt at ($34,509 on the first $200,000 advance and $11,897 on the second advance of $50,000) which was treated as a loan discount and was amortized to interest expense using the effective interest method over the life of the note.

The company became in default on the Golden Gate Convertible Debenture when we were unable to timely file this quarterly report. One of the requirements in our convertible debenture agreement with Golden Gate, was that the Company timely file all reports required to be filed pursuant to Section 12 or 15(d) of the 1934 Securities and Exchange Act. The extended date for filers in our class was March 20, 2008 and we were not filed by this date. As a result, the convertible debenture was callable by the holder at 150% of the unpaid principal balance at March 31, 2008. This resulted in a penalty expense of $125,000 and an accrued liability of the same. This also made this convertible debenture a current liability as it became payable on demand. The company will remain in default until either the company files this report and pays a 1.5% penalty per month on the unpaid balance, or the loan is called by the debenture holder. The Company determined that the penalty should not be given derivative treatment, because in the event the penalty is called by the holder, it is to be paid in cash.

On January 17, 2008, the Company entered into a Convertible Debenture Agreement with an accredited investor for a $100,000 convertible debenture bearing interest at 10% per annum, payable on or before November 30, 2008. There were $10,000 in financing costs for this debt issuance. The financing costs were deferred and amortized using the effective interest method. This expense was $1,852 for the period ending period ending March 31, 2008, respectively.

Pursuant to the convertible debenture the debenture holder does not have the right to convert the debenture is not convertible until June 1, 2008, at which he will have the right to convert at 80% of the average closing share price of the five (5) trading days prior to conversion.  Prior to the conversion date, the Company reserves the right to pay back the full amount of principal plus any interest due at that time.  In the event that the Company pays the debenture on or before May 31, 2008, a bonus (Conversion Bonus) of share per dollar of principal will be paid to the debenture holder. The Company found that this bonus results in a beneficial conversion feature which was valued at $2,900. This feature was expensed on the date of issuance.

On February 28, 2008, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of $400,000 in a convertible debenture bearing interest at 7.25% per annum, payable on or before February 28, 2012. There were $35,000 in financing costs for this debt issuance. The financing costs were deferred and amortized using the effective interest method. This expense was $729 for the period ending period ending March 31, 2008, respectively.

Pursuant to the convertible debenture the investor may convert the debenture  into common stock of the Company at a conversion price equal to 80% of the volume weighted average price for three regular trading days selected by the debenture holder from twenty trading days ending on the trading day immediately before the conversion date.

We evaluated this agreement pursuant to FASB Statement No. 133 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and FASB No. 133 applied.

In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $433,415 and an offsetting loss on derivative of $33,415 and discount on debt of $400,000. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 4 years; (2) a computed volatility rate of 132% (3) a discount rate of 2.10% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the three months ended March 31, 2008, $8,333 was amortized and is included in interest expense. The loss on derivative is equal to the difference between the discount on debt and the derivative liability. The instrument was re-valued at period end, and the resulting change of $303 was included in the statement of operations as a loss on the derivative liability.

The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the derivative treatment. The Company valued these warrants using the Black-Scholes valuation model. The result of the valuation is a derivative liability in the amount of $1,063,224. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term ranging from 1.71 to 2.75  years; (2) a computed volatility rate ranging from 129% to 142% (3) a discount rate ranging from 1.55% to 1.79% and (4) zero dividends. The valuation of these warrants was run through the same way as the liability associated with the debt. There were no other instruments found to be tainted by the derivative treatment.

	Derivative Liability 3/31/2008	Loss on Derivative 3 months ended 3/31/08
Convertible Note St. George Debenture	$433,718	$33,718
Warrants Outstanding	1,063,224	1,063,224
	$1,496,942	$1,096,942

The company became in default on the St. George Convertible Debenture when we were unable to timely file this quarterly report. One of the requirements in our convertible debenture agreement with St. George, was that the Company timely file all reports required to be filed pursuant to Section 12 or 15(d) of the 1934 Securities and Exchange Act. The extended date for filers in our class was March 20, 2008 and we were not filed by this date. As a result, the convertible debenture was callable by the holder at 150% of the unpaid principal balance at March 31, 2008. This resulted in a penalty expense of $200,000 and an accrued liability of the same. This also made this convertible debenture a current liability as it became payable on demand. The company will remain in default until either the company files this report and pays a 1.5% penalty per month on the unpaid balance, or the loan is called by the debenture holder. The Company determined that the penalty should not be given derivative treatment, because in the event the penalty is called by the holder, it is to be paid in cash.

NOTE 5 - COMMON STOCK

In March 2008, there was a cashless exercise of warrants resulting in 5,000,000 shares of common stock being issued.

During the three months ended March 31, 2008, ASRC granted options to purchase 2,000,000 shares of its common stock pursuant to a consulting contract with an exercise price equal to 70% of the average closing price of the lowest 8 days of the prior twenty trading days and were exercisable for 90 days. The value of the options was computed using the Black-Scholes pricing model using the following input values and assumption: (1) Stock price: the closing price on the day previous to the grant date; (2) warrant exercise price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days; (3) volatility ranging from 134% to 136%; (4) discount rate of 2.23% to 3.02%; (5) term of 90 days and (6) a zero dividend rate.  The amount of expense recognized during the three months ended March 31, 2008 in connection with these warrants was $25,803 and is included in general and administrative expenses for the three months ended March 31, 2008.  All of these options were exercised, resulting in cash receipts of $42,000.

During the three months ended March 31, 2008, ASRC issued 1,150,000 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $32,200.  The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the three months ended March 31, 2008, ASRC issued 7,867,179 shares of stock in lieu of compensation to consultants for services rendered at Hydra Fuel Cell and American Hydrogen.  These shares were valued at $236,476 based on their market value at the time of issuance, as reflected in these financial statements.

On January 12, 2008, we issued 300,000 shares of our common stock for consulting services.  These shares were valued at $9,000 based on their market value at the time of issuance.

On January 25, 2008, we issued 500,000 shares to our board of directors for services rendered.  These shares were valued at $16,000 based on their market value at the time of issuance.

On March 7, 2008, we issued 8,054,253 shares to our Chairman and Chief Executive Officer, Frank Neukomm as indemnification for his pledging an equal number of shares on the St. George Investments, LLC convertible debenture transaction in February 2008 and also guaranteeing the convertible debenture liability.  These shares were valued at $225,519 based on their market value at the time of issuance.

On March 7, 2008, we issued 4,035,615 shares to our President and Director, Robert Farr as indemnification for his pledging an equal number of shares on the St. George Investments, LLC convertible debenture transaction in February 2008 and also guaranteeing the convertible debenture liability.  These shares were valued at $112,997 based on their market value at the time of issuance.

On March 7, 2008, we issued 500,000 shares of our common stock for consulting services.  These shares were valued at $14,000 based on their market value at the time of issuance.

On March 7, 2008, we issued 5,000,000 shares for a cashless exercise of warrants and valued at par value of $5,000.

NOTE 6 – PREFERRED STOCK

On February 15, 2008, the board of directors and shareholders representing a majority of the voting rights voted to amend its articles of incorporation to designate its existing authorized 1,000,000 preferred shares, par value $0.001 as Series A Preferred Stock, par value $0.001 and establish a Series B Preferred Stock, 1,000,000 shares authorized, par value $0.001.

On February 15, 2008, the Company’s directors and shareholders representing a majority of the voting rights, voted to amended its articles of incorporation to designate the existing 1,000,000 shares of preferred stock, par value $0.001 to Preferred Series A Super Voting Convertible Preferred with voting rights equal to five hundred (500) to one (1) on matters requiring a vote of the common stock shareholders and further authorized the creation of 1,000,000 shares of Series B Preferred Stock, par value $0.001.

On February 15, 2008, the board of directors and shareholders representing a majority of the voting rights voted to issue Frank Neukomm, CEO, 666,667 shares of Series A Preferred Stock and Robert Farr, President, 333,333 shares of Series A Preferred Stock in return for their encumbering their personal share holdings of approximately 12 million shares and for them  personally guaranteeing a $400,000 convertible debenture agreement with an accredited investor that the Company closed on February 29, 2008, that could possibly reach $2,000,000 if further advances are made to the Company.  These Series A Preferred shares are convertible into common stock on a 1 to 1 basis and entitled to 500 to 1 Super Voting Rights on any issue requiring a shareholder vote.  These Super Voting Rights shall expire with the expiry of the obligations under the convertible debenture or at such time as holder of the Series A Preferred Shares convert to common stock. The shares were valued at market price at the date of issuance and expensed as compensation to executives. The valuation of these shares was $28,000, respectively.

There are no Series B Preferred Shares issued and outstanding as of March 31, 2008.

NOTE 7 - STOCK-BASED COMPENSATION

During the three months ended March 31, 2008, ASRC issued 7,867,179 shares of stock in lieu of compensation to consultants for services rendered at Hydra Fuel Cell and American Hydrogen.  These shares were valued at $236,476 based on their market value at the time of their issuance, as reflected in these financial statements.

On January 25, 2008 ASRC issued 500,000 shares of our common stock to our Board of Directors as compensation for their service. These shares were valued at $16,000 based on their market value at the time of their issuance.

On March 7, 2008, ARSC issued a total of 12,089,868 shares to Frank Neukomm, Chairman and Chief Executive Officer, and Robert Farr, President and Director, for their guarantee and pledging of an equal number of shares to St. George Investments LLC as a condition of St. George Investments LLC loaning ARSC $400,000 on a convertible debenture.  These shares were valued at $338,516 based on their market value at the time of issuance.

During the three months ended March 31, 2008, ASRC issued 1,150,000 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $32,200.  The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

NOTE 8 –WARRANTS AND OPTIONS

During the three months ended March 31, 2008, ASRC granted options and warrants as follows:

ASRC granted options to purchase 2,000,000 shares of our common stock pursuant to a consulting contract with an exercise price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days. These options vested immediately and had a term of 90 days. We estimated the fair value of these options using the Black-Scholes method with assumptions including: (1) term of 90 days; (2) a computed volatility rate ranging from 134 to 136%% (3) a discount rate of 2.23 % to 3.02% and (4) zero dividends. The fair value of these options was estimated to be $25,803 and is included in general and administrative expenses for the three-months ended March 31, 2007. All of these options were exercised, resulting in cash receipts of $42,000.

NOTE 9 - RELATED PARTY TRANSACTIONS

During 2007, ASRC’s Chief Executive Officer and Chief Operating Officer both made loans to the Company of $10,000 each. During the three months ended March 31, 2007, they made additional loans of $5,000 each. These loans pay interest at 6 percent and are due May 12, 2007. ARSC retired these loans plus accrued interest in February 2008.

On January 25, 2008 ASRC issued 500,000 shares of our common stock to our Board of Directors as compensation for their service. These shares were valued at $15,000 based on their market value at the time of their issuance.

On March 7, 2008, ARSC issued a total of 12,089,868 shares to Frank Neukomm, Chairman and Chief Executive Officer, and Robert Farr, President and Director, for their pledging an equal number of shares and guaranteeing a $400,000 convertible debenture note, which can possibly reach a total of $2,000,000 if additional advances are made by the debenture holder.  These shares were valued at $338,516 based on their market value at the time of issuance.

On February 15, 2008, the board of directors and shareholders representing a majority of the voting rights voted to issue Frank Neukomm, CEO, 666,667 shares of Series A Preferred Stock and Robert Farr, President, 333,333 shares of Series A Preferred Stock in return for their encumbering their personal share holdings of approximately 12 million shares and personally guaranteeing a $400,000 convertible debenture agreement that the Company closed on February 29, 2008, which can possibly reach a total of $2,000,000 if additional advances are made by the debenture holder.  These Series A Preferred Shares are convertible into common stock on a 1 to 1 basis and are entitled to 500 to 1 Super Voting Rights on any issue requiring a shareholder vote.  These Super Voting Rights shall expire with the expiry of the obligations under the convertible debenture or at such time as the holders of the Series A Preferred Shares convert to common stock.

NOTE 10 - LEASES

ASRC leased office space under an operating lease during the three months ended March 31, 2008. The lease agreement provided for monthly rent of $2,365 to be paid through March 31, 2009. Additionally, ASRC’s subsidiary, Hydra Fuel Cell Corporation leases approximately 2,625 square feet in Portland, Oregon for monthly rent of $4,930.

On January 7, 2008, the Company entered into a lease/purchase agreement with Meigs County Community Improvement Corporation of Pomeroy, Ohio on a 10,000 square foot building and approximately 3 acres of property in Tuppers Plains, Ohio.  The Company shall commence monthly payments of $7,050 on February 1, 2009 for the fifteen-year term of the lease.  The Company shall have an option to purchase the building and property during the term of the lease for a sum of $800,000 less the amount of principal that has been paid to date of closing based on a 6% interest rate.

Due to the fact that the term of the lease is greater than 75% of the estimated useful life of the building, the Company is accounting for the lease as a capital lease. The capital lease is valued at $800,000 which is the fair market value of the minimum lease payments and is being amortized over the fifteen year term of the lease. The Company has also imputed interest on the obligation for the three months of the total one year term the Company is not required to make payments. For the three months ended March 31, 2008, the Company has recorded $14,425 of depreciation expense and $9,665 of imputed interest.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

ASRC is involved in pending litigation for alleged patent infringement by a third party related to its hydrogen fuel cell technology. ASRC affirmatively defends its position that it has not infringed on the third party patent. While the final outcome is not known at this time, management does not believe it will have a material impact on its financial position or results of operations.

In July 2006, ASRC issued warrants to purchase 50,000,000 shares to an investor for cash proceeds of $150,000 in contemplation of negotiating a further financing arrangement that ultimately did not occur. The warrants have a 3-year term and an exercise price of $0.01. ASRC estimated the fair market value of these warrants to be $4,113,000 using a Black-Scholes with key assumptions of (1) expected term of 3 years, (2) calculated volatility of 284.93%, (3) discount rate of 4.3% and (4) zero dividends. Included in the damages, was a potential to refund the $150,000 proceeds received. At the same time, a shareholder pledged 4,000,000 shares of his own stock in ASRC to the investor for collateral. ASRC evaluated these warrants for liability treatment under SFAS 133 and EITF 00-19 taking into consideration View A of EITF 05-04 and determined that it was more economical to settle in “unregistered shares”, thus these instruments were not considered to be liabilities under the authoritative literature. As of March 31, 2008, we are considered to be in default under this warrant agreement because no registration statement was filed. As a result, we have accrued a contingent liability of $150,000 for the original proceeds received and estimated liquidated damages of $35,000 and have recorded a corresponding expense. The company will continue to evaluate further liquidated damages if necessary.  The Company evaluated the liquidated damages to determine whether it qualified for derivative treatment. Based on FASB Staff Position No. EITF 00-19-2, it was determined that since the transfer of consideration under a registration payment arrangement becomes probable and can be reasonably estimated subsequent to the inception of the arrangement or if the measurement of a previously recognized contingent liability increases or decreases in a subsequent period, the initial recognition of the contingent liability or the change in the measurement of the previously recognized contingent liability shall be recognized in earnings. The entity would be required to deliver shares under a registration payment arrangement, (b) the transfer of that consideration is probable, and (c) the number of shares to be delivered can be reasonably estimated, the issuer’s share price at the reporting date shall be used to measure the contingent liability under Statement 5.

After December 31, 2007, the investor sold 3,150,238 shares of common stock of American Securities of the collateral held from the original warrant purchase agreement. As a result of the investor accepting the collateral for this debt, American Securities debt has shifted to a liability owed to the individual that provided the collateral. The valuation of the debt owed to this individual remained the same as of March 31, 2008 as the valuation noted in the preceding paragraph.

NOTE 12 – SUBSEQUENT EVENT

On April 16, 2008, St. George Investments paid the Company $15,000 to acquire a warrant to purchase 15,000,000 shares of common stock.  The warrant shall be exercisable for a period of seven years from the date of issue and have an exercise price equal to the VWAP on the trading date immediately before the relevant debenture funding date multiplied by 110%.   The warrant has cashless exercise rights.

The company became in default on the Golden Gate Convertible Debenture when we were unable to timely file this quarterly report. One of the requirements in our convertible debenture agreement with Golden Gate, was that the Company timely file all reports required to be filed pursuant to Section 12 or 15(d) of the 1934 Securities and Exchange Act. The extended date for filers in our class was March 20, 2008 and we were not filed by this date. As a result, the convertible debenture was callable by the holder at 150% of the unpaid principal balance at March 31, 2008. This resulted in a penalty expense of $125,000 and an accrued liability of the same. This also made this convertible debenture a current liability as it became payable on demand. The company will remain in default until either the company files this report and pays a 1.5% penalty per month on the unpaid balance, or the loan is called by the debenture holder. The Company determined that the penalty should not be given derivative treatment, because in the event the penalty is called by the holder, it is to be paid in cash.

The company became in default on the St. George Convertible Debenture when we were unable to timely file this quarterly report. One of the requirements in our convertible debenture agreement with St. George, was that the Company timely file all reports required to be filed pursuant to Section 12 or 15(d) of the 1934 Securities and Exchange Act. The extended date for filers in our class was March 20, 2008 and we were not filed by this date. As a result, the convertible debenture was callable by the holder at 150% of the unpaid principal balance at March 31, 2008. This resulted in a penalty expense of $200,000 and an accrued liability of the same. This also made this convertible debenture a current liability as it became payable on demand. The company will remain in default until either the company files this report and pays a 1.5% penalty per month on the unpaid balance, or the loan is called by the debenture holder. The Company determined that the penalty should not be given derivative treatment, because in the event the penalty is called by the holder, it is to be paid in cash.

Item 2 - Management’s Plan of Operation
THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER “RISK FACTORS” IN THIS “MANANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH “SELECTED FINANCIAL DATA” AND THE COMPANY’S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

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

All three of the Company’s subsidiaries had significant events during the past year.

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

American Wind Power Corporation, which has had no operations to-date, is in the process of acquiring two companies with vertical axis wind turbine technologies.  The Company has engaged NW Financial of Jersey City, NJ to arrange the financing for these acquisitions.

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

Critical Accounting Policies

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Pronouncements

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25).

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

Results of Operations

The Company had no revenue during the three months ended March 31, 2008 and 2007.

The Company had no gross profit during the three months ended March 31, 2008 and 2007.  General and administrative expenses were $863,123 and $1,016,868 for the three months ended March 31, 2008 and 2007, respectively. Principal general and administrative expenses included contracted services ($219,680 and $63,502, respectively); legal expenses ($178,301 and $21,081, respectively); officers, directors and professional expense ($454,516 and $157,752 respectively); and rent ($10,626 and $18,700, respectively).  The increase in contracted services is primarily due to increase in consulting services.  The increase in legal expenses is due increased legal fees related to pending litigation for alleged patent infringement by a third party related to its hydrogen fuel cell technology.   The increase in officers, directors and professional expenses is primarily due to an expense of $337,516 from the issuance of 12,089,868 shares of common stock to the Company’s Chairman/CEO and President to indemnify and compensate them for pledging an equal number of their personal shares and personally guaranteeing the $400,000 convertible debenture received in February 2008.

During the three months ended March 31, 2008 and 2007, respectively, a significant amount of the expenses resulted from the Company issuing common stock for services for the following expense categories:

	2008	2007
Fair value of warrants issued for services	$25,803	$166,439
Stock issued for officers and directors' services	354,516	116,182
Stock issued for outside consultants	32,200	38,400
Totals	$412,519	$321,021

Research and development expenses were $218,765 and $250,709 for the three months ended March 31, 2008 and 2007, respectively for costs incurred in its Hydra Fuel Cell and American Hydrogen subsidiaries relating to the development of its HydraStax® hydrogen fuel and hydrogen generator.

The Company had net operating losses of $2,791,017 and $1,277,667 for the three months ended March 31, 2008 and 2007, respectively.  The primary difference is related to the $1,096,942 loss on derivative liability, the $325,000 loss on default of convertible debentures and the $210,773 loss on license fee recognized by the company in the three months ended March 31, 2008.

Liquidity and Capital Resources.

We had no revenues for the three months ended March 31, 2008 and 2007.

Our working capital deficit increased by $1,400,588 to ($3,046,415) at March 31, 2008 compared to ($1,645,827) at December 31, 2007. This deficit is primarily due to lack of revenues while we are in development stage and we continue to incur ordinary research and development and operating expenses and the derivative liability.

Our cash flows from operations were negative during the three months ended March 31, 2008 and 2007, respectively, due to our lack of revenues and the continuation of research and development and operating costs. Our primary funding sources during the three months ended March 31, 2008 came from $505,000 in convertible debentures and $42,000 from the exercise of stock options for cash. Also there were repayments on debt of $26,783. The resulting cash provided by financing activities was $520,217.

We consumed $487,060 in cash from operating activities for the three months ended March 31, 2008 compared with $378,218 for the three months ended March 31, 2007.

We had a net comprehensive loss of $2,791,017 and $1,277,667, or $0.01 and $0.01 per share for the three months ended March 31, 2008 and 2007, respectively.

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

Item 3.  -  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  -  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

As of March 31, 2008, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Changes in Securities

Recent Sales of Unregistered Securities

On January 12, 2008, we issued 300,000 shares of our common stock for consulting services.  These shares were valued at $9,000.

On January 25, 2008, we issued 500,000 shares to our board of directors for services rendered.  These shares were valued at $16,000.

On March 7, 2008, we issued 8,054,253 shares to our Chairman and Chief Executive Officer, Frank Neukomm as indemnification for his pledging an equal number of shares on the St. George Investments, LLC convertible debenture transaction in February 2008 and also guaranteeing the convertible debenture liability.  These shares were valued at $225,519.

On March 7, 2008, we issued 4,035,615 shares to our President and Director, Robert Farr as indemnification for his pledging an equal number of shares on the St. George Investments, LLC convertible debenture transaction in February 2008 and also guaranteeing the convertible debenture liability.  These shares were valued at $112,997.

On March 7, 2008, we issued 500,000 shares of our common stock for consulting services.  These shares were valued at $14,000.

On March 7, 2008, we issued 5,000,000 shares for a cashless exercise of warrants and valued at par value of $5,000.

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

We held no shareholder meetings during the three months ended March 31, 2008.

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

AMERICAN SECURITY RESOURCES CORPORATION

Date: May 27, 2008	By: /s/ Frank Neukomm
Frank Neukomm, CEO
Date: May 27, 2008	By: /s/ Marlin Williford
Marlin Williford, CFO