Form 10-Q
period 2008-06-30
American Security Resources Corp.
filed 2008-08-19
CIK 1085069

United States Securities Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Large accelerated filer 	Accelerated o filer 	Non-accelerated filer 	Smaller reporting company X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 271,467,926 as of August 7, 2008.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. [ ] Yes [ X ] No

FORM 10-Q
TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION	3

Item 1. Unaudited Financial Statements
Consolidated Balance Sheets June 30, 2008 And December 31, 2007 (Unaudited)	3

Consolidated Statements Of Operations For The Three And Six Months Ended June 30, 2008 And 2007 And The Period From October 1, 2005 (Re-Entering Of Development Stage) Through June 30, 2008 (Unaudited)	4

Consolidated Statement Of Stockholders' Deficiency For The Period From January 1, 2005 Through June 30, 2008 (Unaudited)	5

Consolidated Statements Of Cash Flows For The Three And Six Months Ended June 30, 2008 And 2007 And The Period From October 1, 2005 (Re- Entering Of Development Stage) Through June 30, 2008 (Unaudited)	8

Notes To Consolidated Financial Statements (Unaudited)	10

Item 2. Management's Discussion And Analysis Or Plan Of Operation	22
Results Of Operations	24
Liquidity And Capital Resources	25

Item 3. Quantative And Qualitative Disclosures About Market Risk	25
Item 4T. Controls And Procedures	25
Part II - Other Information	26
Item 1.Legal Proceedings	26
Item 2.Unregistered Sales Of Equity Securities And Use Of Proceeds	26
Item 3.Defaults Upon Senior Securities	26
Item 4.Submission Of Matters To A Vote Of Security Holders	26
Item 5.Other Information	26

Part III – Exhibits And Certifications
Item 1. Exhibits	27
Signature	28

Item 1 - Financial Statements
AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007

	June 30, 2008 Unaudited	December 31, 2007 Audited (Restated)
ASSETS
Cash in bank	$ 10,936	$ 12,690
Prepaid expenses	3,815	3,815
Accrued Interest Receivable	19,608	4,968
Total Current Assets	34,359	21,473

Equipment, net of accumulated depreciation of $87,642 and $68,238, respectively	77,272	93,348
Capital Lease, net of accumulated depreciation of $25,726 and $0, respectively	774,274	-
Deferred Financing Costs, net of amortization of $7,201 and $0, respectively	37,799	-
Intangible assets, net of amortization of $0 and $20,080, respectively	-	832,071
Note Receivable	1,250,000	1,300,000

TOTAL ASSETS	$ 2,173,704	$ 2,246,892

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 555,937	$ 411,659
Other current liabilities	368,184	1,074,103
Accrued contingent liability	154,875	154,875
Stock payable	88,000	-
Notes payable and accrued interest – shareholders	-	26,659
Accrual for Default on Convertible Notes	325,000	-
Derivative Liability	2,582,406	-
Convertible Debentures, net of discounts of $520,548 and $33,675, respectively	279,452	166,325
Total Current Liabilities	4,353,854	1,833,621

Long Term Liabilities
Contingent Liability	1,250,000	1,300,000
Capital Lease Obligation	820,140	-

Total Liabilities	6,423,994	3,133,621

SHAREHOLDERS' DEFICIT
Preferred stock – Series A -1,000,000 shares authorized; $.001 par value; 1,000,000 shares issued and outstanding	1,000	-
Preferred stock – Series B - 1,000,000 shares authorized; $.001 par value; no shares issued or outstanding	-	-
Common stock - 500,000,000 shares authorized; $.001 par value; 253,155,780 and 180,784,809 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	253,156	180,785
Additional paid-in capital	49,609,670	47,856,768
Stock subscription receivable	(96,000)	-
Deficit accumulated during the development stage	(21,909,832)	(16,815,998)
Deficit accumulated from prior operations	(32,108,284)	(32,108,284)

Total Shareholders' Deficit	(4,250,290)	(886,729)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 2,173,704	$ 2,246,892

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
 AND THE PERIOD FROM OCTOBER 1, 2005 (RE-ENTERING OF DEVELOPMENT STAGE)
 THROUGH JUNE 30, 2008
(unaudited)

	Three months Ended June 30		Six months Ended June 30		Re-entering Development Stage to June 30, 2008
	2008	2007	2008	2007	(Restated)
General and administrative expenses	$ 797,726	$498,121	$1,660,849	$1,514,989	$15,238,026
Depreciation and amortization expenses	23,452	13,770	57,677	22,903	151,489
Research and development expenses	533,740	297,751	752,505	548,460	3,560,340

Operating Expenses	(1,354,918)	(809,642)	(2,471,031)	(2,086,352)	(18,949,855)

Other Income (Expense):
Permanent impairment of investment	-	-	-	-	(225,000)

Loss on derivative liability	(962,910)		(2,059,852)		(2,059,852)
Gain on stock payable	60,000		60,000		60,000
Loss on License Fee	16,500		(194,273)		(194,273)
Loss on Default of Convertible Debentures	-		(325,000)		(325,000)

Interest expense	(89,322)	(7,599)	(152,100)	(8,556)	(221,338)
Interest income	27,836		48,422		48,422
Net Loss	(2,302,814)	(817,241)	(5,093,834)	(2,094,908)	(21,866,896)

Other Comprehensive Loss:
Change in unrealized loss on investment available for sale	-	-	-	-	(86,538)
Comprehensive Loss	$ (2,302,814)	$ (817,241)	$ (5,093,834)	$(2,094,908)	$(21,953,434)

Loss per share - basic and fully diluted	$ (0.01)	$ (0.01)	$ (0.02)	$(0.02)

Weighted average no. of shares outstanding	218,794,161	133,829,190	211,242,698	122,768,928

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2008 (UNAUDITED)

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

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2008 (UNAUDITED)

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit	Comprehensive Loss
	Shares	Capital	Development Stage	Prior Operations	Other	Total
Balance, 12/31/06	109,604,794	43,363,541	(11,528,434)	(32,108,284)	-	(273,177)
Shares issued for:
Cashless exercise of warrants	76,873	-	-	-	-	-
Warrants issued for cash	46,850,000	1,479,518	-	-	-	1,479,518
O&D fees	2,931,818	126,435	-	-	-	126,435
Consulting service	8,031,407	349,006	-	-	-	349,006
Accrued liabilities	11,289,917	510,151	-	-	-	510,151
Technology License	2,000,000	82,000	-	-	-	82,000

Warrants issued for services		2,022,243	-	-	-	2,2022,243
Warrants issued for:
Technology License		70,150	-	-	-	70,150
Beneficial conversion feature related to convertible note		34,509	-	-	-	34,509

Net loss	-	-	(5,287,564)	-	-	(5,287,564)

Balance, 12/31/07 (Restated)	180,784,809	$ 48,037,553	$ (16,815,998)	$(32,108,284)	$ -	$(886,729)

Less: par value of common stock ($0.01)		$ 180,785

Additional paid-in capital		$ 47,856,768

(1) Other Equity Items:
$84,070 subtraction from Paid In Capital results from subscription receivable for cash received subsequent to 12/31/06
$86,538 addition to “Other Comprehensive Loss” results from the reclassification of loss on investment from temporary to permanent.

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM December 31, 2007 TO JUNE 30, 2008 (UNAUDITED)

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit	Comprehensive Loss
	Shares	Capital	Development Stage	Prior Operations	Total

Balance, 12/31/2007 (Restated)	180,784,809	48,037,553	(16,815,998)	(32,108,284)	(886,729)
Shares issued for:
Cashful exercise	2,400,000	30,000			30,000
Cashless exercise of warrants	18,584,615		-	-
Warrants exercised for cash	2,000,000	57,000	-	-	57,000
O&D fees	16,589,868	466,516	-	-	466,516
Compensation expense		27,000			27,000
Consulting service	9,550,000	309,767	-	-	309,767
Accrued liabilities	23,246,488	668,653	-	-	668,653
Advances on stock purchases		211,291			211,291
Warrants issued for services		40,249	-	-	40,249
Warrants issued for:
Beneficial conversion feature related to convertible notes		14,797	-	-	14,797

Net loss	-	-	(5,093,834)	-	(5,093,834)

Balance, 6/30/2008	253,155,780	$ 49,862,826	$ (21,909,832)	$(32,108,284)	$(4,155,290)

Less: par value of common stock ($0.001)		(253,156)
Additional paid-in capital		$49,609,670
Less stock subscription agreement					(96,000)
Plus: 1,000,000 Preferred
Shares ($0.001 par value)					1,000
Total Stockholders’ Deficit					$(4,250,290)

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
A DEVELOPMENT STAGE ENTERPRISE
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND THE PERIOD FROM OCTOBER 1, 2005
(RE-ENTERING OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2008

(unaudited)
			Re-entering Development Stage to 06/30/2008 (Restated)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,093,834)	$(2,094,908)	$ (21,886,896)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,677	22,905	142,810
Amortization of debt discount and deferred financing costs	54,779	-	54,779
Accretion on capital lease obligation	20,140	-	20,140
Loss on derivatives	2,059,852	-	2,059,852
Loss on License Fee	194,273	-	194,273
Loss due to default on debentures	325,000	-	325,000
Common stock issued for services	1,179,360	438,600	8,832,974
Discount on convertible debenture	-	-	835
Stock option and warrant expense	40,249	955,761	4,526,430
Gain on stock payable	(60,000)		(60,000)
Permanent impairment of investment available for sale	-	-	225,000
Contingent liquidated damages expense	-	-	150,000
Change in operating assets and liabilities:
Prepaid expenses	-	2,032	(753)
Accrued interest receivable	(14,640)	-	(14,640)
Accounts payable	227,011	(42,378)	581,188
Accrued liabilities	199,398	14,485	393,270
Net cash used in operating activities	(810,735)	(703,503)	(4,435,735)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,327)	-	(153,597)
License Agreement	(8,250)	-	(33,251)
Net cash used in investing activities	(11,577)	-	(186,848)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	743,440	1,821,920
Proceeds from convertible debentures	555,000	-	755,000
Paydowns of Shareholders loans	(25,000)	5,000	-
Net borrowings/(paydowns) on line of credit	(7,733)	-	37,757
Proceeds from the exercise of warrants	283,291	-	1,924,809
Proceeds from sale of warrants	15,000	-	15,000
Net cash provided from financing activities	820,558	748,440	4,542,486

Net change in cash and cash equivalents	(1,754)	44,937	(80,097)
Cash and cash equivalents, beginning of period	12,690	6,575	91,033
Cash and cash equivalents, end of period	$10,936	$51,512	$ 10,936
Disclosure of non-cash activities:
Stock issued for accrued expenses	$ 236,476	$ -	$ 958,912
Stock issued for accrued salaries	$ 112,000	$ -	$ 112,000
Cashless exercise of warrants	$ 18,585	$ -	$ 18,585
Obligation to pay capital lease	$ 800,000	$ -	$ 800,000
Supplemental disclosure:
Cash paid for interest and income taxes	$ 25,770	$ -	$ 25,770

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION & CHANGES IN OR ADDITIONAL ACCOUNTING POLICIES

The accompanying consolidated financial statements of American Security Resources Corporation (“ASRC”, “the Company”, “we” or “us”) have been prepared by ASRC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with ASRC’s audited consolidated financial statements and notes thereto included in ASRC’s Form 10-KSB for the year ended December 31, 2007, except for restated portions discussed in Note 2 below. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the six-months ended June 30, 2008 are not necessarily indicative of the results which can be expected for the entire year.

The consolidated financial statements of ASRC include the accounts of ASRC and its wholly-owned subsidiaries, Hydra Fuel Cell, Inc., American Hydrogen Corporation and American Wind Power Corporation. All significant inter-company transactions have been eliminated.

Certain prior period amounts have been reclassified to conform to current period presentation.

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

NOTE 2 – RESTATEMENT

In preparing the financial statements for the quarter ended June 30, 2008, the Company determined that it had failed to recognize an agreement dated December 18, 2007 with a distributor for 40,000,000 warrants, that are exercisable at the lower of $0.03 or the lowest closing price at any time prior to the exercise of any or all of the warrants that have a expiration date of December 18, 2008.   As the result of this error, we are restating our financial statements (“The Restatement”) and associated disclosures to include the cost associated with the warrants.  The error resulted in the understatement of non-cash expenses and a corresponding understatement of net loss by $719,022, for the year ending December 31, 2007 and for the Period of Re-Entering the Development Stage to December 31, 2007.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.

The restatement also affected Note 9.

The effect of the restatement on specific items in the balance sheet is as follows:

	December 31, 2007
	As Previously Reported	Adjustments	As Restated
STOCKHOLDERS' EQUITY:
Additional paid-in capital	$ 47,137,746	$ 719,022	$ 47,856,768

Retained earnings (deficit)	(16,096,976)	(719,022)	(16,815,998)

Total Stockholders' Equity	886,729	-	886,729

The effect of the restatement on specific items in the statements of operations is as follows:
	Year ended December 31, 2007
	As Previously
	Reported	Adjustments	As Restated
COSTS AND EXPENSES:
General and administrative	$ 3,457,273	$ 719,022	$ 4,176,295

LOSS FROM OPERATIONS	(4,568,776)	(719,022)	(5,287,798)
NET LOSS	(4,568,542)	(719,022)	(5,287,564)
COMPREHENSIVE LOSS	(4,568,542)	(719,022)	(5,287,564)

	Re-entering Development Stage to December 31, 2007
	As Previously
	Reported	Adjustments	As Restated
COSTS AND EXPENSES:
General and administrative	$ 12,858,155	$ 719,022	$13,577,177

LOSS FROM OPERATIONS	(15,759,802)	(719,022)	(16,478,824)
NET LOSS	(16,054,040)	(719,022)	(16,773,062)
COMPREHENSIVE LOSS	(16,140,578)	(719,022)	(16,859,600)

The effect of the restatement on specific items in the statements of cash flows is as follows:

	Year ended December 31, 2007
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net Loss	$ (4,568,542)	$ (719,022)	$(5,287,564)
Adjustments to reconcile net loss to net cash
Stock options and warrant expense	1,303,221	719,022	2,022,243

Net cash used in operating activities	(1,651,404)	-	(1,651,404)

	Re-entering Development State to December 31, 2007
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net Loss	$ (16,054,040)	$ (719,022)	$(16,773,062)
Adjustments to reconcile net loss to net cash
Stock options and warrant expense	3,760,933	719,022	4,479,955

Net cash used in operating activities	(3,625,000)	-	(3,625,000)

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $21,909,835 since re-entering the development stage through June 30, 2008. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

NOTE 4 - INTANGIBLE ASSETS

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

At March 31, 2008, the Company was in default of the agreement due to non payment. Therefore, at March 31, 2008, the Company wrote off  the intangible asset and the associated liabilities on all payments to be made after March 31, 2008, resulting in a loss on the license fee of $194,273. The Company has no further obligation  as the license is revocable by Ohio University at any time.

NOTE 5 – CONVERTIBLE DEBENTURE

At June 30, 2008, the Company had convertible debentures outstanding as follows;

	Outstanding Balance of Convertible Debenture	Unamortized Discount

December 13, 2007 Debenture	$250,000	$39,409
January 17, 2008 Debenture	100,000	69,558
February 28, 2008 Debenture	400,000	366,668

May 16, 2008 Debenture	50,000	44,913
Total Convertible Debentures at June 30, 2008	$800,000	$520,548

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

•	$50,000 was disbursed on February 8, 2008
•	$200,000 was disbursed on December 13, 2007
•
$1,300,000 ($1,250,000 balance at June 30, 2008) secured promissory note bearing interest at 7.75% per annum, due on demand at any time after February 1, 2011.  The investor is obligated to make monthly periodic prepayments of $250,000 during each month that the promissory is outstanding.  Interest is payable on a monthly basis, commencing January 15, 2008.  The interest rate shall be increased by 0.25 percentage points per each Periodic Prepayment that is not paid by the investor, provided however that in no event shall the interest rate exceed an amount equal to 12.5%.  The June 30, 2008 balance of $1,250,000 receivable on this note is offset by an equal amount shown at a convertible debenture liability in the liabilities section of the Company’s balance sheet.

Accordingly, at June 30, 2008, we have received a total of $250,000 pursuant to the Securities Purchase Agreement.  Pursuant to the convertible debenture the investor may convert the amount paid towards the Securities Purchase Agreement into common stock of the Company at a conversion price equal to the lesser of (i) $0.25, or (ii) 80% of the average of the 5 lowest volume weighted average prices during the 20 trading days prior to investor’s election to convert (the percentage being a “Discount Multiplier”).  If any portion of the principal or accrued interest on this convertible debenture is not paid within ten (10) days of when it is due, the Discount Multiplier shall decrease by one percentage point (1%) for all conversions of the convertible debenture.  If the investor elects to convert a portion of the convertible debenture and, on the day that the election is made, the volume weighted average price is below $0.01, we shall have the right to prepay that portion of the convertible debenture that investor elected to convert, plus any accrued and unpaid interest, at 150% of such amount.  In the event that we elect to prepay that portion of the convertible debenture, investor shall have the right to withdraw its conversion notice.

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

The company became in default on the Golden Gate Convertible Debenture when we were unable to timely file the March 31, 2008  quarterly report. One of the requirements in our convertible debenture agreement with Golden Gate was that the Company timely file all reports required to be filed pursuant to Section 12 or 15(d) of the 1934 Securities and Exchange Act. The extended date for filers in our class was May 20, 2008 and we were not filed by this date. As a result, the convertible debenture was callable by the holder at 150% of the unpaid principal balance at March 31, 2008. This resulted in a penalty expense of $125,000 and an accrued liability of the same. This also made this convertible debenture a current liability as it became payable on demand. The company will remain in default until either the company files this report and pays a 1.5% penalty per month on the unpaid balance, or the loan is called by the debenture holder. The Company determined that the penalty should not be given derivative treatment, because in the event the penalty is called by the holder, it is to be paid in cash.  (See Subsequent Event Footnote 13 for forbearance of default by Golden Gate).

On January 17, 2008, the Company entered into a Convertible Debenture Agreement with an accredited investor for a $100,000 convertible debenture bearing interest at 10% per annum, payable on or before November 30, 2008. There were $10,000 in financing costs for this debt issuance. The financing costs were deferred and amortized using the effective interest method. This expense was $3,852 for the period ending June 30, 2008.

Pursuant to the convertible debenture the debenture holder did  not have the right to convert the debenture  until June 1, 2008, at which he has  the right to convert at 80% of the average closing share price of the five (5) trading days prior to conversion.  Prior to the conversion date, the Company reserves the right to pay back the full amount of principal plus any interest due at that time.  In the event that the Company pays the debenture on or before May 31, 2008, a bonus (Conversion Bonus) of share per dollar of principal will be paid to the debenture holder. The Company found that this bonus results in a beneficial conversion feature which was valued at $2,900. This feature was expensed on the date of issuance.

We evaluated this agreement pursuant to FASB Statement No. 133 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and FASB No. 133 applied.

In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $73,558 and an offsetting discount on debt of $73,558. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 180 days; (2) a computed volatility rate of 155% (3) a discount rate of 1.99% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the three months ended June 30, 2008, $4,000 was amortized and is included in interest expense. The instrument was re-valued at period end, and the resulting change of $10,719 was included in the statement of operations as a reduction of the loss on the derivative liability.

On February 28, 2008, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of $400,000 in a convertible debenture bearing interest at 7.25% per annum, payable on or before February 28, 2012. There were $35,000 in financing costs for this debt issuance. The financing costs were deferred and amortized using the effective interest method. This expense was $1,229 for the period ending June 30, 2008.

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

In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $433,415 and an offsetting loss on derivative of $33,415 and discount on debt of $400,000. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 4 years; (2) a computed volatility rate of 132% (3) a discount rate of 2.10% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the six months ended June 30, 2008, $33,332 was amortized and is included in interest expense. The loss on derivative is equal to the difference between the discount on debt and the derivative liability. The instrument was re-valued at period end, and the resulting change of $303 was included in the statement of operations as a loss on the derivative liability.

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

	Derivative Liability 6/30/2008	Gain (Loss) on Derivative Six months ended 6/30/08
Convertible Note St. George Debenture	$396,103	$3,987
Convertible Note - Balcones	62,839	10,719
Convertible Note – Isabel	35,286	13,710

Warrants Outstanding	2,088,268	(2,088,268)
Derivative Liability	$2,582,406	$(2,059,852)

The company became in default on the St. George Convertible Debenture when we were unable to timely file the March 31, 2008  quarterly report. One of the requirements in our convertible debenture agreement with St. George, was that the Company timely file all reports required to be filed pursuant to Section 12 or 15(d) of the 1934 Securities and Exchange Act. The extended date for filers in our class was May 20, 2008 and we were not filed by this date. As a result, the convertible debenture was callable by the holder at 150% of the unpaid principal balance at March 31, 2008. This resulted in a penalty expense of $200,000 and an accrued liability of the same. This also made this convertible debenture a current liability as it became payable on demand. The company will remain in default until either the company files this report and pays a 1.5% penalty per month on the unpaid balance, or the loan is called by the debenture holder. The Company determined that the penalty should not be given derivative treatment, because in the event the penalty is called by the holder, it is to be paid in cash.

On May 16, 2008, the Company entered into a Convertible Debenture Agreement with an accredited investor for a $50,000 convertible debenture bearing interest at 10% per annum, payable on or before May 14, 2009.

Pursuant to the convertible debenture the debenture holder did  not have the right to convert the debenture  until June 1, 2008, at which he has  the right to convert at the lower of $0.20 per share or 80% of the average closing share price of the five (5) trading days prior to conversion.  Prior to the conversion date, the Company reserves the right to pay back the full amount of principal plus any interest due at that time.

We evaluated this agreement pursuant to FASB Statement No. 133 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and FASB No. 133 applied.

In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $48,996 and an offsetting and discount on debt of $48,996. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1 year; (2) a computed volatility rate of 132% (3) a discount rate of 2.17% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the six months ended June 30, 2008, $4,083 was amortized and is included in interest expense. The instrument was re-valued at period end, and the resulting change of $13,710 was included in the statement of operations as a reduction of the loss on the derivative liability.

NOTE 6 - COMMON STOCK

In June 2008, there were cashless exercises of 20,000,000 warrants resulting in 13,584,615 shares of common stock being issued.

In March 2008, there was a cashless exercise of warrants resulting in 5,000,000 shares of common stock being issued.

During the six  months ended June 30, 2008, ASRC granted options to purchase 4,400,000  shares of its common stock pursuant to a consulting contract with an exercise price equal to 70% of the average closing price of the lowest 8 days of the prior twenty trading days and were exercisable for 90 days. The value of the options was computed using the Black-Scholes pricing model using the following input values and assumption: (1) Stock price: the closing price on the day previous to the grant date; (2) warrant exercise price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days; (3) volatility of 92% - 136%; (4) discount rate of 1.26% - 3.02%; (5) term of 90 days and (6) a zero dividend rate.  The amount of expense recognized during the six months ended June 30, 2008 in connection with these warrants was $40,249 and is included in general and administrative expenses for the three months ended June 30, 2008.  All  of these options were exercised, resulting in cash receipts of $72,000.

During the six months ended June 30, 2008, ASRC issued 9,550,000 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $309,767.  The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the six  months ended June 30, 2008, ASRC issued 23,246,488 shares of stock in lieu of compensation to consultants for services rendered at Hydra Fuel Cell and American Hydrogen.  These shares were valued at $668,653 based on their market value at the time of issuance, as reflected in these financial statements.

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

On May 20, 2008, we issued 2,000,000 shares to our Chairman and Chief Executive Officer, Frank Neukomm as compensation.  These shares were valued at $56,000 based on their market value at the time of issuance.

On May 20, 2008, we issued 2,000,000 shares to our President and Director, Robert Farr as compensation.  These shares were valued at $56,000 based on their market value at the time of issuance.

On June 2, 2008, we issued 5,000,000 shares for a cashless exercise of warrants and valued them at par value of $5,000.

On June 12, 2008, we issued 18,584,615 shares for a cashless exercise of warrants and valued them at par value of $8,585.

NOTE 7 – PREFERRED STOCK

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

On February 15, 2008, the board of directors and shareholders representing a majority of the voting rights voted to issue Frank Neukomm, CEO, 666,667 shares of Series A Preferred Stock and Robert Farr, President, 333,333 shares of Series A Preferred Stock in return for their encumbering their personal share holdings of approximately 12 million shares and for them  personally guaranteeing a $400,000 convertible debenture agreement with an accredited investor that the Company closed on February 29, 2008, that could possibly reach $2,000,000 if further advances are made to the Company.  These Series A Preferred shares are convertible into common stock on a 1 to 1 basis and entitled to 500 to 1 Super Voting Rights on any issue requiring a shareholder vote.  These Super Voting Rights shall expire with the expiry of the obligations under the convertible debenture or at such time as holder of the Series A Preferred Shares convert to common stock. The shares were valued at market price at the date of issuance and expensed as compensation to executives. The valuation of these shares was $28,000.

There are no Series B Preferred Shares issued and outstanding as of June 30, 2008.

NOTE 8 - STOCK-BASED COMPENSATION

During the six months ended June 30, 2008, ASRC issued 23,246,488 shares of stock in lieu of compensation to consultants for services rendered at Hydra Fuel Cell and American Hydrogen.  These shares were valued at $668,653 based on their market value at the time of their issuance, as reflected in these financial statements.

On May 20, 2008, ARSC issued a total of 4,000,000 shares to Frank Neukomm, Chairman and Chief Executive Officer, and Robert Farr, President and Director as compensation.  These shares were valued at $112,000 based on their market value at the time of issuance.

During the six months ended June 30, 2008, ASRC issued 9,550,000 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $309,767.  The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

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

NOTE 9 –WARRANTS AND OPTIONS

During the six months ended June 30, 2008, ASRC granted options to purchase 4,400,000 shares of our common stock pursuant to a consulting contract with an exercise price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days. These options vested immediately and had a term of 90 days. We estimated the fair value of these options using the Black-Scholes method with assumptions including: (1) term of 90 days; (2) a computed volatility rate of 92% to 136%(3) a discount rate of 1.26% to 3.02% and (4) zero dividends. The fair value of these options was estimated to be $40,249 and is included in general and administrative expenses for the six months ended June 30, 2007.  All  of these options were exercised, resulting in cash receipts of $72,000.

Restatement of Warrants and Options

In preparing the financial statements for the quarter ended June 30, 2008, the Company determined that it had failed to recognize an agreement dated December 18, 2007 with a distributor for 40,000,000 warrants, that are exercisable at the lower of $0.03 or the lowest closing price at any time prior to the exercise of any or all of the warrants that have a expiration date of December 18, 2008.   As the result of this error, we are restating our financial statements (“The Restatement”) and associated disclosures to include the cost associated with the warrants.  The error resulted in the understatement of non-cash expenses and a corresponding understatement of net loss by $719,022, for the year ending December 31, 2007 and for the Period of Re-Entering the Development Stage to December 31, 2007.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.  This restatement had no impact on the balance sheets, statements of operations or the net decrease in cash and cash equivalents reported in the statements of cash flows for any periods reported prior to October 1, 2007.

Based on the warrant agreement, consulting expense of $719,022 was recorded as general and administrative expense for the valuation of the warrants as of December 31, 2007.

We used the Black-Scholes option-pricing model (“Black-Scholes model”) to value our stock options with the following assumptions:

Volatility	148%
Risk-Fee Interest Rate	3.31%
Dividend Yield	0.00%
Expected Term (years)	1.00

Summary of warrant and option information is as follows:

	Weighted Avg. Exercise Price	Outstanding Beginning of Period	New Grants	Forfeitures and Cancellations	Exercises	Outstanding End of Period
Year ended December 31, 2004	$0.58	-	19,500,000	-	-	19,500,000

2005 Activity:
2005 Grants	$0.30		1,000,000	-	-	1,000,000
2005 Grants	$0.30		5,000,000	-	-	5,000,000
Exercised for cash	$0.04		-	-	2,000,000	(2,000,000)
Cancelled	$0.30		-	4,000,000	-	(4,000,000)

December 31, 2005	$ 0.60	19,500,000	6,000,000	4,000,000	2,000,000	19,500,000

2006 Activity:
Granted pursuant to consulting arrangements	$ 0.08		15,250,000	-	15,250,000	-
Forfeitures and cashless exercise	$ 0.13		-	500,000	1,500,000	(2,000,000)
Options granted to directors	$ 0.19		5,500,000	-	-	5,500,000
Granted pursuant to private placements	$ 0.41		1,119,250	-	-	1,119,250
Granted pursuant to warrant agreement	$ 0.01		50,000,000	-	-	50,000,000

December 31, 2006	$ 0.13	19,500,000	71,869,250	500,000	16,750,000	74,119,250

2007 Activity:
Granted pursuant to warrant agreement	$ 0.03		46,850,000	-	46,850,000	-
Options granted to directors	$ 0.07		3,500,000	-	-	3,500,000
Granted pursuant to private placements	$ 0.15		650,000	-	-	650,000
Cashless exercise of warrants		-	-	-	76,873	(76,873)
Warrants granted for patent	$ 0.04		2,000,000	-	-	2,000,000
Granted pursuant to warrant agreement	$0.03		40,000,000			40,000,000
December 31, 2007 (Restated)	$ 0.0302	74,119,250	93,000,000	-	46,926,873	120,192,377

Cashless adjustment	-	-	-	-	(76,873)	76,873

Warrants exercised	-	-	-	-	44,670,462	(44,670,462)
June 30, 2008	$0.0384	120,192,377	-	-	44,593,589	75,598,788

NOTE 10 - RELATED PARTY TRANSACTIONS

During 2007, ASRC’s Chief Executive Officer and Chief Operating Officer both made loans to the Company of $10,000 each. During the six months ended June 30, 2007, they made additional loans of $5,000 each. These loans pay interest at 6 percent and are due May 12, 2007. ARSC retired these loans plus accrued interest in February 2008.

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

On May 20, 2008, ARSC issued a total of 4,000,000 shares to Frank Neukomm, Chairman and Chief Executive Officer, and Robert Farr, President and Director as compensation.  These shares were valued at $112,000 based on their market value at the time of issuance.

NOTE 11 - LEASES

ASRC leased office space under an operating lease during the six months ended June 30, 2008. The lease agreement provided for monthly rent of $2,365 to be paid through March 31, 2009. Additionally, ASRC’s subsidiary, Hydra Fuel Cell Corporation leases approximately 2,625 square feet in Portland, Oregon for monthly rent of $4,930.

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

Due to the fact that the term of the lease is greater than 75% of the estimated useful life of the building, the Company is accounting for the lease as a capital lease. The capital lease is valued at $800,000 which is the fair market value of the minimum lease payments and is being amortized over the fifteen year term of the lease. The Company has also imputed interest on the obligation for the three months of the total one year term the Company is not required to make payments. For the six months ended June 30, 2008, the Company has recorded $29,925 of depreciation expense and $21,665 of imputed interest.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

ASRC is involved in pending litigation for alleged patent infringement by a third party related to its hydrogen fuel cell technology. ASRC affirmatively defends its position that it has not infringed on the third party patent. While the final outcome is not known at this time, management does not believe it will have a material impact on its financial position or results of operations. See Subsequent Events Note 13 for the courts granting dismissal of the complaint.

In July 2006, ASRC issued warrants to purchase 50,000,000 shares to an investor for cash proceeds of $150,000 in contemplation of negotiating a further financing arrangement that ultimately did not occur. The warrants have a 3-year term and an exercise price of $0.01. ASRC estimated the fair market value of these warrants to be $4,113,000 using a Black-Scholes with key assumptions of (1) expected term of 3 years, (2) calculated volatility of 284.93%, (3) discount rate of 4.3% and (4) zero dividends. Included in the damages, was a potential to refund the $150,000 proceeds received. At the same time, a shareholder pledged 4,000,000 shares of his own stock in ASRC to the investor for collateral. ASRC evaluated these warrants for liability treatment under SFAS 133 and EITF 00-19 taking into consideration View A of EITF 05-04 and determined that it was more economical to settle in “unregistered shares”, thus these instruments were not considered to be liabilities under the authoritative literature. As of June 30, 2008, we are considered to be in default under this warrant agreement because no registration statement was filed. As a result, we have accrued a contingent liability of $150,000 for the original proceeds received and estimated liquidated damages of $35,000 and have recorded a corresponding expense. The company will continue to evaluate further liquidated damages if necessary.  The Company evaluated the liquidated damages to determine whether it qualified for derivative treatment. Based on FASB Staff Position No. EITF 00-19-2, it was determined that since the transfer of consideration under a registration payment arrangement becomes probable and can be reasonably estimated subsequent to the inception of the arrangement or if the measurement of a previously recognized contingent liability increases or decreases in a subsequent period, the initial recognition of the contingent liability or the change in the measurement of the previously recognized contingent liability shall be recognized in earnings. The entity would be required to deliver shares under a registration payment arrangement, (b) the transfer of that consideration is probable, and (c) the number of shares to be delivered can be reasonably estimated, the issuer’s share price at the reporting date shall be used to measure the contingent liability under Statement 5.

After December 31, 2007, the investor sold 3,150,238 shares of common stock of American Securities of the collateral held from the original warrant purchase agreement. As a result of the investor accepting the collateral for this debt, American Securities debt has shifted to a liability owed to the individual that provided the collateral. The valuation of the debt owed to this individual remained the same as of June 30, 2008 as the valuation noted in the preceding paragraph.

NOTE 13 – SUBSEQUENT EVENT

On August 7, 2008, the Company and Golden Gate Investors, Inc. entered into a Letter of Understanding relating to the existing Securities Purchase Agreement and Convertible Debenture dated December 13, 2007 for the advance of $250,000 by Golden Gate and Golden Gate’s agreement to forbear and waive any current Events of Default (as defined in the Convertible Debenture Agreement) currently existing and to rescind any notices of default previously delivered to the Company in connection therewith, provided however that Golden Gate may validly assert any Event of Default under the Debenture or the Transaction Documents which occurs after the date of the Letter of Understanding.

Subsequent to June 30, 2008 through August 7, 2008, the Company issued 18,312,146 shares of its commons stock as follows:

Conversion of $100,000 convertible debenture plus accrued interest	5,360,161	shares
Officers and Directors	4,200,000	shares
Outside consultants	3,850,000	shares
Legal counsel	2,095,902	shares
Hydra Fuel Cell contractors	1,551,503	shares
American Hydrogen contractors	1,254,580	shares
	18,312,146	shares

On August 14, 2008, the United States District Court for the Northern District of Oregon granted a motion by the plaintiff to dismiss its complaint (referred to in Note 12) with prejudice against American Security Resources, Inc. and Hydra Fuel Cell Corporation (Defendants) on the condition that plaintiff not sue Defendants for infringement of United States Patent No. 6,38,556 (the ‘556 Patent) under Title 35 of the United States Code, for all possible constructions of each and every claim of the ‘556 Patent, based on past, present or future actions taken by Defendants or either of them that were revealed in discovery in the case through May 6, 2008.  Hydra Fuel Cell Corporation was awarded its costs in the amount of $11,517.49.

On August 12, 2008, the Company paid Ohio University approximately $208,000 to bring current its liabilities on the the license fees and the sponsored research payments.

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

Intangible Assets

Intangible assets with estimable useful lives are amortized over respective estimated useful lives, and reviewed for impairment in accordance with FASB Statement No. 142,  Goodwill and Other Intangible Assets .

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

Results of Operations

The Company had no revenue during the six months or three months periods ended June 30, 2008 and 2007.

The Company had no gross profit during the six months or three months periods ended June 30, 2008 and 2007.

General and administrative expenses were $1,660,849 and $1,514,989 for the six months ended June 30, 2008 and 2007, respectively.
Principal general and administrative expenses included contracted services ($548,538 and $519,637, respectively); legal expenses ($295,119 and $45,360, respectively); officers, directors and professional expense ($669,216 and $261,874 respectively); and rent ($48,245 and $43,330, respectively).    The increase in legal expenses is due increased legal fees related to pending litigation for alleged patent infringement by a third party related to its hydrogen fuel cell technology.   The increase in officers, directors and professional expenses is primarily due to an expense of $337,516 from the issuance of 12,089,868 shares of common stock to the Company’s Chairman/CEO and President to indemnify and compensate them for pledging an equal number of their personal shares and personally guaranteeing the $400,000 convertible debenture received in February 2008 .

General and administrative expenses were $797,726 and $498,121for the three months ended June 30, 2008 and 2007, respectively.
Principal general and administrative expenses included contracted consulting services ($328,858 and $400,689, respectively); legal expenses ($116,818 and $24,279, respectively); officers, directors and professional expense ($302,700 and $104,122 respectively); and rent ($37,619 and $24,630, respectively).  The decrease in contracted services is primarily due to the decrease  in consulting fees paid by the parent company.  The increase in legal expenses is due increased legal fees related to pending litigation for alleged patent infringement by a third party related to its hydrogen fuel cell technology.   The increase in officers, directors and professional expenses is primarily due to  stock grants to the Company’s officers and directors as compensation for deferring salaries.

During the three and six months periods ended June 30, 2008 and 2007, respectively, a significant amount of the expenses resulted from the Company issuing common stock for services for the following expense categories:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Fair value of warrants issued for services	$432,177	$668,653	$107,326	$273,765
Stock issued for officers and directors' services	162,400	466,516	10,000	126,182
Stock issued for outside consultants	269,567	309,767	14,350	52,750
Totals	$864,144	$1,444,936	$131,676	$452,697

Research and development expenses were $752,505 and $548,460 for the six months ended June 30, 2008 and 2007, respectively for costs incurred in its Hydra Fuel Cell and American Hydrogen subsidiaries relating to the development of its HydraStax® hydrogen fuel and hydrogen generator.  The increase in 2008 is due primarily to  research and development expenses  incurred by American Hydrogen that was not operating in 2007 and increased expenses of Hydra Fuel Cell as the Company continues to develop its HydraStax® hydrogen fuel and hydrogen generator

The Company had net operating losses of $2,302,814 and $817,241 for the three months ended June 30, 2008 and 2007, respectively.  The primary difference is related to the increased research and development in Hydra Fuel Cell and American Hydrogen and $962,910 loss on derivative liability

The Company had net operating losses of $5,093,834 and $2,094,908 for the six months ended June 30, 2008 and 2007, respectively.  The primary difference is related to the $2,059,8529 loss on derivative liability, the $325,000 loss on default of convertible debentures and the $194,273 loss on license fee recognized by the company and the increase of $204,045 in research and development in the six months ended June 30, 2008.

Liquidity and Capital Resources.

We had no revenues for the three months and six month periods ended June 30, 2008 and 2007.

Our working capital deficit increased by $2,507,347 to ($4,319,498) at June 30, 2008 compared to ($1,812,151) at December 31, 2007. This deficit is primarily due to lack of revenues while we are in development stage and we continue to incur ordinary research and development and operating expenses and the derivative liability.

Our cash flows from operations were negative during the six months ended June 30, 2008 and 2007, respectively, due to our lack of revenues and the continuation of research and development and operating costs. Our primary funding sources during the six months ended June 30, 2008 came from $555,000 in convertible debentures, $298,291 from exercise of warrants for cash. Also there were repayments on debt of $32,733. The resulting cash provided by financing activities was $820,558.

We consumed $810,735 in cash from operating activities for the six months ended June 30, 2008 compared with $703,503 for the six months ended June 30, 2007.

We had a net comprehensive loss of $2,302,814, $817,241, $5,093,834, and $2,094,908 or $0.01, $0.01, $0.02, and $0.02 per share for the three and six months ended June 30, 2008 and 2007, respectively.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

As of June 30, 2008, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Changes in Securities

Recent Sales of Unregistered Securities

On May 20, 2008, we issued 2,000,000 shares to our Chairman and Chief Executive Officer, Frank Neukomm as compensation for deferring payments on his employment agreement.  These shares were valued at $56,000.

On May 20, 2008, we issued 2,000,000 shares to our President and Director, Robert Farr as compensation for deferring payments on his employment agreement.    These shares were valued at $56,000.

On May 30, 2008, we issued 666,667 shares of our common stock for consulting services.  These shares were valued at $10,000.

On June 2, 2008, we issued 5,000,000 shares for a cashless exercise of warrants and valued at par value of $5,000.

On June 12, 2008, we issued 8,584,615 shares for a cashless exercise of warrants and valued at par value of $8,585.

On June 26, 2008, we issued 733,333 shares of our common stock for consulting services.  These shares were valued at $19,067.

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

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On July 11, 2008, the Company held a shareholder meeting, at which a majority of American Security Resources Corp.’s (the “Company”) shareholders entitle to vote approved the amendments to the Articles of Incorporation to (i) increase the number of authorized shares of common stock of the Company from 200,000,000 to 500,000,000 shares and (ii) increase the number of authorized shares of preferred stock of the Company from 1,000,000 to 2,000,000 shares.  In addition, a majority of the Company’s shareholders entitled to vote approved the Amended and Restated Articles of Incorporation of the Company.  The Amended and Restated Articles of Incorporation have been filed with the Secretary of State of the State of Nevada.

The shareholders also elected Frank Neukomm, Bob Farr, Averill Merril, Robert Wilson, James Twedt, Brian Klock and Ken Detko as directors of the Company.

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

(b)  Reports on Form 8-K.

     On June 19, 2008, the Company filed an 8K to report entering a material definitive agreement, to report events triggering acceleration of debt obligations, the issuance of restricted common stock and amendment of the Company’s Articles of Incorporation.

      On July 16, 2008, the Company filed an 8K to report the amendment of the Company’s Articles of Incorporation to increase its authorized shares and the actions taken at it’s the annual shareholder meeting on July, 11, 2008.

      On July 24, 2008, the Company filed an 8K to report the Chairman’s report at the annual shareholders’ meeting held on July 11, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SECURITY RESOURCES CORPORATION

Date: August 19, 2008	By: /s/ Frank Neukomm
Frank Neukomm, CEO
Date: August 19, 2008	By: /s/ Marlin Williford
Marlin Williford, CFO