Form 10KSB/A
period 2007-12-31
American Security Resources Corp.
filed 2008-09-03
CIK 1085069

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

EXPLANATORY NOTE

This Amendment to the annual report on Form 10-KSB/A is being filed to amend our annual report on Form 10-KSB for the year ended December 31, 2007 which was originally filed on April 15, 2008.

We are filing this Form 10-KSB/A to amend and restate Part II, Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 7 Financial Statements.

As previously reported in a current report on Form 8-K filed on August 19, 2008, the Company concluded that, due to adjustments described below and in Note 2 of the Note to the Financial Statements included herein, (1) our previously issued financial statements and any related reports of our independent registered public accounting firm for the year ended December 31, 2007 should no longer be relied upon because of such error in those financial statements, (2)  our earnings and press releases and similar communications should no longer be relied upon to the extent that they relate to those financial statements, (3) our financial statements and Form 10-KSB for the fiscal year ended December 31, 2007 should be restated to reflect the correct accounting for the expense related to warrants that had not been previously recorded, and (4) our financial statements and Form 10-KSB for the fiscal year ended December 31, 2007 should be restated to reflect the write-off of our intangible assets associated with our licensed patent from the University of Ohio.

In preparing the financial statements for the quarter ended June 30, 2008, the Company, through procedures performed by our independent auditors, determined that it had failed to recognize an agreement dated December 17, 2007 with a distributor for 40,000,000 warrants, that are exercisable at the lower of $0.03 or the lowest closing price at any time prior to the exercise of any or all of the warrants that have a expiration date of December 18, 2008.   As the result of this error, we are restating our financial statements and associated disclosures to include the cost associated with the warrants.  The error resulted in the understatement of non-cash expenses and a corresponding understatement of net loss by $719,022, for the year ending December 31, 2007 and for the Period of Re-Entering the Development Stage to December 31, 2007.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.  This restatement had no impact on the balance sheets, statements of operations or the net decrease in cash and cash equivalents reported in the statements of cash flows for any periods reported prior to October 1, 2007.

On August 2, 2007 the Company entered into a license agreement with Ohio University for technology relating to ammonia fuel cell electrolyzer.  Subsequent to December 31, 2007, it was determined that the Company was in default of the agreement due to non payment. Therefore, as part of the restatement in Note 2, the Company has written-off the intangible asset and the associated liabilities on all payments to be made after December 31, 2007, resulting in a loss on the license fee of $198,571.  On August 12, 2008, the Company paid Ohio University approximately $208,000 to bring current its liabilities on the license fees and the sponsored research payments.

For the convenience of the reader, this Form 10-KSB/A, sets forth the Original Form 10-KSB in its entirety, as amended by this Form 10KSB/A.  However, this Form 10-KSB/A amends only Item 6 and 7 of Part II in their entirety, in each case, solely as a result of, and to reflect, the Restatement, and, except as noted above, no other information in the Original Form 10-KSB is amended hereby.  In addition, Item 15 of Part IV of this Form 10-KSB/A has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are attached to this Form 10-KSB/A as Exhibits31.1, 31.2, 32.1, and 32.2.

This Form 10-KSB/A does not reflect events occurring after the filing of the Original Form 10-KSB, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above.

AMERICAN SECURITY RESOURCES CORPORATION

INDEX TO FORM 10-KSB/A
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

American Hydrogen Corporation (AHC) was created to develop and commercialize a technology to formulate hydrogen that we believe will change the economics of producing hydrogen sufficiently to enable the hydrogen economy.  In August of 2007, American Hydrogen Corporation was granted a worldwide exclusive license for patent pending ammonia-to-hydrogen catalytic electrolyzer technology (ACE) by Ohio University that will be the basis of operations for AHC.  The first ACE units will be matched to the fuel cells made by Hydra.   AHC has also entered into a Sponsored Research Agreement with Ohio University to develop larger commercial electrolyzer technology and to develop an ammonia to hydrogen fueling system for vehicles.  Subsequent to December 31, 2007, it was determined that the Company was in default of the agreement due to non payment. As part of the restatement in Note 2 to the December 31, 2007 included herein, the Company has written-off the intangible asset and the associated liabilities on all payments to be made after December 31, 2007, resulting in a loss on the license fee of $198,571.   On August 12, 2008, the Company paid Ohio University approximately $208,000 to bring current its liabilities on the license fees and the sponsored research payments.

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

American Hydrogen Corporation (AHC) was formed to develop and commercialize a technology to formulate hydrogen that we believe will change the economics of producing hydrogen sufficiently to enable the hydrogen economy.  In August 0f 2007, American Hydrogen Corporation was granted a worldwide exclusive license for patent pending ammonia-to-hydrogen catalytic electrolyzer technology (ACE) by Ohio University that will be the basis of operations for AHC.  The first ACE units will be matched to the fuel cells made by Hydra.    AHC has also entered into a Sponsored Research Agreement with Ohio University to develop larger commercial electrolyzer technology and to develop an ammonia to hydrogen fueling system for vehicles.  Subsequent to December 31, 2007, it was determined that the Company was in default of the agreement due to non payment. As part of the restatement in Note 2 to the December 31, 2007 included herein, the Company has written-off the intangible asset and the associated liabilities on all payments to be made after December 31, 2007, resulting in a loss on the license fee of $198,571.   On August 12, 2008, the Company paid Ohio University approximately $208,000 to bring current its liabilities on the license fees and the sponsored research payments.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007.

ASRC does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

Results of Operations
The Company had no revenue during the calendar years ended December 31, 2007 and 2006.

The Company had no gross profit during the 2007 and 2006. General and administrative expenses were $ 4,176,295 and $6,579,160 for the years ended December 31, 2007 and 2006 respectively. Principal general and administrative expenses included contracted services ($2,940,232 and $4,821,371, respectively); legal expenses ($460,167and $22,816, respectively); payroll and contractors ($682,964 and $1,573,089 respectively); and rent ($92,932 and $29,063, respectively).

Significant components of contracted services for 2007 and 2006 were:
	2007	2006
Fair value of warrants issued for services	$1,959,329	$2,405,847
Stock issued for officers and directors' services	126,435	690,885
Stock issued for outside consultants	854,468	1,724,639
Totals	$2,940,232	$4,821,371

Research and development expenses were $1,039,652 and $1,767,084 for the calendar years ended December 31, 2007 and 2006, respectively for costs incurred in its Hydra Fuel Cell and American Hydrogen subsidiaries relating to the development of its HydraStax® hydrogen fuel and hydrogen generator.

The Company had net operating losses of $5,486,135 and $8,368,581 for the years ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources.
We had no revenues for the years ended December 31, 2007 and 2006.

Our working capital deficit increased by $606,025 to ($1,012,323) at December 31, 2007 compared to ($406,298) at December 31, 2006. This deficit is primarily due to lack of revenues while we are in development stage and we continue to incur ordinary research and development and operating expenses.

Our cash flows from operations were negative during the years ended December 31, 2007 and 2006, respectively, due to our lack of revenues and the continuation of research and development and operating costs. Our primary funding source was the exercise of stock options for cash resulting in total cash provided by financing activities of $1,684,519.

We consumed $1,651,405 in cash from operating activities for the year ended December 31, 2007 compared with $1,902,417 for the year ended December 31, 2006.

We had a net comprehensive loss of $5,486,135 and $8,599,770, or $0.04 and $0.11 per share for the years ended December 31, 2007 and 2006, respectively.

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

ITEM 7 - FINANCIAL STATEMENTS

AMERICAN SECURITY RESOURCES CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	11

Report of Independent Registered Public Accounting Firm	12

Financial Statements

Consolidated Balance Sheet at December 31, 2007 (Restated)	13

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and the period from October 1, 2005 (Re-entering of Development Stage) Through December 31, 2007 (Restated)	14

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2007 and 2006 and the period from October 1, 2005 (Re-entering of Development Stage) through December 31, 2007 (Restated)	15

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and the period from October 1, 2005 (Re-entering of Development Stage) Through December 31, 2007 (Restated)	16

Notes to Consolidated Financial Statements (Restated)	17

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2007 to correct errors in its accounting for warrants to purchase common stock issued in December 2007 and errors in accounting for impairment of intangible assets purchased in 2007.

/s/ McElravy, Kinchen & Associates, P.C.
www.mkacpas.com
Houston, Texas
April 7, 2008, except for Note 2, 5, 10, and 15 which is August 14, 2008.

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

Malone & Bailey, PC
www.malone-bailey.com
Houston, TX
March 28, 2007

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET (Restated)
December 31, 2007

ASSETS
Cash in bank	$ 12,690
Prepaid expenses	3,815
Accrued Interest Receivable	4,968
Total Current Assets	21,473

Equipment, net of accumulated depreciation of $68,238	93,348

Note Receivable	1,300,000

TOTAL ASSETS	$ 1,414,821

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 411,659
Other current liabilities	440,603
Accrued contingent liability and interest	154,875
Notes payable and accrued interest – shareholders	26,659
Total Current Liabilities	1,033,796

Long Term Liabilities
Convertible Debenture, net of discount of $33,675	166,325
Contingent Liability	1,300,000

Total Liabilities	2,500,121

SHAREHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized; $.001 par value; no shares issued or outstanding	-

Common stock - 200,000,000 shares authorized; $.001 par value; 180,784,809 shares issued and outstanding	180,785

Additional paid-in capital	47,856,768
Deficit accumulated during the development stage	(17,014,569)
Deficit accumulated from prior operations	(32,108,284)

Total Shareholders' Deficit	(1,085,300)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 1,414,821

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2007

	Year Ended December 31, 2007 (Restated)	Year Ended December 31, 2006	Re-entering Development Stage to 12/31/07 (Restated)
General and administrative expenses	$ 4,176,295	$ 6,579,160	$ 13,577,177
Depreciation & Amortization expenses	61,851	22,337	93,812
Research and development expenses	1,039,652	1,767,084	2,807,835
Operating Loss	(5,277,798)	(8,368,581)	(16,478,824)

Other Income (Expense):
Interest income	4,968	-	-
Permanent impairment of investment	-	(225,000)	(225,000)
Loss on license fee	(198,571)		(198,571)
Interest expense	(14,734)	(6,189)	(69,238)
Net Loss	(5,486,135)	(8,599,770)	(16,971,633)

Other Comprehensive Loss:
Change in unrealized loss on investment available for sale	-	-	(86,538)

Comprehensive Loss	$ (5,486,135)	$ (8,599,770)	$ (17,058,171)

Loss per share - basic and fully diluted	$ (0.04)	$ (0.11)

Weighted average no. of shares outstanding	125,033,916	80,723,597

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

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2007

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit	Comprehensive Loss
	Shares	Capital	Development Stage	Prior Operations	Other	Total
Balance, 12/31/06	109,604,794	43,363,541	(11,528,434)	(32,108,284)	-	(273,177)
Shares issued for:
Cashless exercise of warrants	76,873	-	-	-	-	-
Warrants issued for cash	46,850,000	1,479,518	-	-	-	1,479,518
O&D fees	2,931,818	126,435	-	-	-	126,435
Consulting service	8,031,407	1,068,028	-	-	-	1,068,028
Accrued liabilities	11,289,917	510,151	-	-	-	510,151
Technology License	2,000,000	82,000	-	-	-	82,000

Warrants issued for services		1,303,221	-	-	-	1,303,221
Warrants issued for:
Technology License		70,150	-	-	-	70,150
Beneficial conversion feature related to convertible note		34,509	-	-	-	34,509

Net loss	-	-	(5,486,135)	-	-	(5,486,135)

Balance, 12/31/07 (Restated)	180,784,809	$ 48,037,553	$ (17,014,569)	$(32,108,284)	$ -	$(1,085,300)

Less: par value of common stock ($0.01)		$ 180,785

Additional paid-in capital		$ 47,856,768

(1) Other Equity Items:
$84,070 subtraction from Paid In Capital results from subscription receivable for cash received subsequent to 12/31/06
$86,538 addition to “Other Comprehensive Loss” results from the reclassification of loss on investment from temporary to permanent.

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2007

	Year Ended December 31, 2007 (Restated)	Year Ended December 31, 2006	Re-entering Development Stage to 12/31/07 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (5,486,135)	$ (8,599,770)	$ (16,971,633)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	61,851	22,337	85,133
Common stock issued for services	395,695	2,457,712	7,653,614
Discount on convertible debenture	834		834
Stock option and warrant expense	2,022,243	3,533,845	4,486,184
Permanent impairment of investment available for sale	-	225,000	225,000
Contingent liquidated damages expense	-	150,000	150,000

Change in operating assets and liabilities:
Prepaid expenses	(2,336)	(2,432)	(753)
Accounts payable	285,475	60,746	354,174
Loss on license fee	198,571		198,571
Accrued liabilities	872,397	250,746	193,875
Net cash used in operating activities	(1,651,405)	(1,902,417)	(3,625,001)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,998)	(140,003)	(150,270)
Purchase of License Agreement	(25,001)	-	(25,001)

Net cash used in investing activities	(26,999)	(140,003)	(175,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	1,821,920	1,821,920
Shareholders loans	5,000	20,000	25,000
Proceeds from convertible note	200,000	-	200,000
Net borrowings/(paydowns) on line of credit	-	45,490	45,490
Proceeds from issuance of warrants	1,479,519	150,000	1,629,519

Net cash provided from financing activities	1,684,519	2,037,410	3,721,929

Net change in cash and cash equivalents	6,115	(5,010)	(78,343)
Cash and cash equivalents, beginning of period	6,575	11,585	91,033
Cash and cash equivalents, end of period	$ 12,690	$ 6,575	$ 12,690

Supplemental disclosure of non-cash financing activities:
Stock issued for accrued expenses	$ 589,897	$ 132,539	$ 722,436
Cashless exercise of warrants	$ -	$ 1,130	$ 1,130
Cash paid for interest and income taxes	$ -	$ -	$ -
Note issued for convertible debenture	$ 1,300,000	$ -	$ 1,300,000
Purchase of intangible asset for liability and equity	$ 827,150	$ -	$ 827,150

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

On August 2, 2007 the Company entered into a license agreement with Ohio University for technology relating to ammonia fuel cell electrolyzer.  Subsequent to December 31, 2007, it was determined that the Company was in default of the agreement due to non payment. Therefore, as part of the restatement in Note 2, the Company has written-off the intangible asset and the associated liabilities on all payments to be made after December 31, 2007, resulting in a loss on the license fee of $198,571.

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

Basic and Diluted Net Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. The number of potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been anti-dilutive was 120,192,377 common stock potentially issuable under outstanding options/warrants.

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

NOTE 2 – RESTATEMENT
In preparing the financial statements for the quarter ended June 30, 2008, the Company (through procedures performed by its independent auditors) determined that it had failed to recognize an agreement dated December 17, 2007 with a distributor for 40,000,000 warrants, that are exercisable at the lower of $0.03 or the lowest closing price at any time prior to the exercise of any or all of the warrants that have a expiration date of December 18, 2008.   As the result of this error, we are restating our financial statements (“The Restatement”) and associated disclosures to include the cost associated with the warrants.  The error resulted in the understatement of non-cash expenses and a corresponding understatement of net loss by $719,022, for the year ending December 31, 2007 and for the Period of Re-Entering the Development Stage to December 31, 2007.

Additionally in this restatement, the Company has restated its December 31, 2007 financial statements to reflect subsequent determination that it was in default on an agreement with Ohio University for technology relating to ammonia fuel cell electrolyzer.  Therefore, as part of the restatement in Note 2, the Company has written-off the intangible asset and the associated liabilities on all payments to be made after December 31, 2007, resulting in a loss on the license fee of $198,571.  On August 12, 2008, the Company paid Ohio University approximately $208,000 to bring current its liabilities on the license fees and the sponsored research payments.

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

The restatement also affected Note 10.

The effect of the restatement on specific items in the balance sheet is as follows:

	December 31, 2007
	As Previously Reported	Adjustments	As Restated
STOCKHOLDERS' EQUITY:
Additional paid-in capital	$ 47,137,746	$ 719,022	$ 47,856,768

Retained earnings (deficit)	(16,096,976)	(917,593)	(17,014,569)

Total Stockholders' Equity	(886,729)	(198,571)	(1,085,300)

The effect of the restatement on specific items in the statements of operations is as follows:

	Year ended December 31, 2007
	As Previously Reported	Adjustments	As Restated
COSTS AND EXPENSES:
General and administrative	$ 3,457,273	$ 719,022	$ 4,176,295

LOSS FROM OPERATIONS	(4,558,776)	(719,022)	(5,277,798)
NET LOSS	(4,568,542)	(917,593)	(5,486,135)
COMPREHENSIVE LOSS	(4,568,542)	(917,593)	(5,486,135)

	Re-entering Development Stage to December 31, 2007
	As Previously Reported	Adjustments	As Restated
COSTS AND EXPENSES:
General and administrative	$ 12,858,155	$ 719,022	$13,577,177

LOSS FROM OPERATIONS	(15,759,802)	(719,022)	(16,478,824)
NET LOSS	(16,054,040)	(917,593)	(16,971,633)
COMPREHENSIVE LOSS	(16,096,976)	(917,593)	(17,014,569)

The effect of the restatement on specific items in the statements of cash flows is as follows:

	Year ended December 31, 2007
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net Loss	$ (4,568,542)	$ (917,593)	$(5,486,135)
Adjustments to reconcile net loss to net cash
Stock options and warrant expense	1,303,221	719,022	2,022,243
Loss on license fee	-	198,571	198,571

Net cash used in operating activities	(1,651,405)	-	(1,651,405)

	Re-entering Development Stage to December 31, 2007
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net Loss	$ (16,054,040)	$ (917,593)	$(17,690,655)
Adjustments to reconcile net loss to net cash
Stock options and warrant expense	3,760,933	719,022	4,479,955
Loss on license fee	-	198,571	198,571

Net cash used in operating activities	(3,625,001)	-	(3,625,001)

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $5,486,135 and $8,599,770 in the years 2007 and 2006, respectively. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007:
Description	Life	Amount	Accumulated Depreciation	Net Book Value
Office furniture and equipment	Generally 5 years	$ 38,380	$ 15,792	$ 22,588
Equipment	From 3 to 7 years	123,206	52,446	70,760
Totals		$ 161,586	$ 68,238	$ 93,348

NOTE 5- INTANGIBLE ASSETS

The Company’s intangible asset consists of a license with Ohio University, for Hydrogen technology.

Pursuant to the License Agreement dated as of August 2, 2007 between the Company and Ohio University (the “License Agreement”), the Company has a revocable, exclusive, royalty-bearing, worldwide license in and to technology relating to ammonia fuel cell electrolyzer.  See discussions below concerning presumed default subsequent to December 31, 2007 and the subsequent payment to bring the agreement back into compliance.

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

As described in Note 2 above, these restated December 31, 2007 financial statements reflect a subsequent determination by the Company that it was in default on an agreement with Ohio University for technology relating to ammonia fuel cell electrolyzer.  Therefore, as part of the restatement in Note 2, the Company has written-off the intangible asset and the associated liabilities on all payments to be made after December 31, 2007, resulting in a loss on the license fee of $198,571.  Note 15 discloses that on August 12, 2008, the Company paid Ohio University approximately $208,000 to bring current its liabilities on the the license fees and the sponsored research payments.

NOTE 6 – CONVERTIBLE DEBENTURE

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

	$200,000 was disbursed on December 13, 2007
	$1,300,000 secured promissory note bearing interest at 7.75% per annum, due on demand at any time after
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

NOTE 7- INVESTMENT, AVAILABLE FOR SALE

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

NOTE 8 - COMMON STOCK

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

NOTE 9 - STOCK-BASED COMPENSATION

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

NOTE 10 –WARRANTS AND OPTIONS

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

Restatement of Warrants and Options

In preparing the financial statements for the quarter ended June 30, 2008, the Company (through procedures performed by our independent auditors) determined that it had failed to recognize an agreement dated December 17, 2007 with a distributor for 40,000,000 warrants, that are exerciseable at the lower of $0.03 or the lowest closing price at any time prior to the exercise of any or all of the warrants that have a expiration date of December 18, 2008.   As the result of this error, we are restating our financial statements (“The Restatement”) and associated disclosures to include the cost associated with the warrants.  The error resulted in the understatement of non-cash expenses and a corresponding understatement of net loss by $719,022, for the year ending December 31, 2007 and for the Period of Re-Entering the Devlopment Stage to December 31, 2007.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.  This restatement had no impact on the balance sheets, statements of operations or the net decrease in cash and cash equivalents reported in the statements of cash flows for any periods reported prior to October 1, 2007.

Based on the warrant agreement, consulting expense of $719,022 was recorded as general and administrative expense for the valuation of the warrants as of December 31, 2007.

We used the Black-Scholes option-pricing model (“Black-Scholes model”) to value our stock options with the following assumptions:

Volatility	148.00%
Risk-Fee Interest Rate	3.31%
Dividend Yield	0.00%
Expected Term (years)	1.00

Summary of warrant and options information is as follows:

	Weighted Avg. Exercise Price	Outstanding Beginning of Period	New Grants	Forfeitures and Cancellations	Exercises	Outstanding End of Period
Year ended December 31, 2004	$0.58	-	19,500,000	-	-	19,500,000

2005 Activity:
2005 Grants	$0.30		1,000,000	-	-	1,000,000
2005 Grants	$0.30		5,000,000	-	-	5,000,000
Exercised for cash	$0.04		-	-	2,000,000	(2,000,000)
Cancelled	$0.30		-	4,000,000	-	(4,000,000)

December 31, 2005	$ 0.60	19,500,000	6,000,000	4,000,000	2,000,000	19,500,000

2006 Activity:
Granted pursuant to consulting arrangements	$ 0.08	-	15,250,000	-	15,250,000	-
Forfeitures and cashless exercise	$ 0.13	-	-	500,000	1,500,000	(2,000,000)
Options granted to directors	$ 0.19	-	5,500,000	-	-	5,500,000
Granted pursuant to private placements	$ 0.41	-	1,119,250	-	-	1,119,250
Granted pursuant to warrant agreement	$ 0.01	-	50,000,000	-	-	50,000,000

December 31, 2006	$ 0.13	19,500,000	71,869,250	500,000	16,750,000	74,119,250

2007 Activity:
Granted pursuant to warrant agreement	$ 0.03	-	46,850,000	-	46,850,000	-
Options granted to directors	$ 0.07	-	3,500,000	-	-	3,500,000
Granted pursuant to private placements	$ 0.15	-	650,000	-	-	650,000
Cashless exercise of warrants		-	-	-	76,873	(76,873)
Warrants granted for patent	$ 0.04		2,000,000	-	-	2,000,000
Granted pursuant to warrant agreement	$0.03		40,000,000			40,000,000
December 31, 2007 (Restated)	$ 0.0302	74,119,250	93,000,000	-	46,926,873	120,192,377

NOTE 11- INCOME TAXES
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

At December 31, 2007, deferred tax assets consisted of the following:
Net operating losses	$ 5,486,135
Less: valuation allowance	(5,486,135)

Net deferred tax asset	$ -

NOTE 12 - RELATED PARTY TRANSACTIONS
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

NOTE 13 - LEASES

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

NOTE 15 – SUBSEQUENT EVENT

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

On August 12, 2008, the Company paid Ohio University approximately $208,000 to bring current its liabilities on the license fees and the sponsored research payments.

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

PART III

ITEM 9. Directors, Executives Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

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

AMERICAN SECURITY RESOURCES CORPORATION

Dated: September 3, 2008	By: /s/ Frank Neukomm
Name: Frank Neukomm Title: CEO

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMERICAN SECURITY RESOURCES CORPORATION

Dated: September 3, 2008	By: /s/ Frank Neukomm
Name: Frank Neukomm Title: Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: September 3, 2008	By: /s/ Robert C. Farr
Name: Robert C. Farr Title: President, Chief Operating Officer and Director
Dated: September 3, 2008	By: /s/ Marlin Williford
Name: Marlin Williford Title: Chief Financial Officer and Director

Dated: September 3, 2008	By: /s/ Robert J. Wilson
Name: Robert J. Wilson Title: Director