Form 10-Q/A
period 2008-03-31
American Security Resources Corp.
filed 2008-11-19
CIK 1085069

United States Securities Exchange Commission
Washington, D.C. 20549

Form 10-QA

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

EXPANATORY NOTE

This Amendment to the quarterly report on Form 10QSB/A is being filed to amend our quarterly report on Form 10QSB for the quarter ended March 31, 2008, which was originally reported on May 27, 2008.

We are filing this Form 10QSB/A to amend and restate Part I, Item 1, Unaudited Financial Statements, including Note 3 – Intangible Assets.

As previously reported on Form 10KSB/A filed on September 3, 2008, for the year ended December 31, 2007,we noted that on August 2, 2007, the Company entered into a license agreement with Ohio University for technology relating to ammonia fuel cell electrolyzer.  Subsequent to December 31, 2007, it was determined that the Company was in default of the agreement due to non payment.  On August 12, 2008 the Company paid Ohio University approximately $208,000 to bring current its liabilities on the license fees and the sponsored research payments.  A required notice of default has never been received by the Company.  Accordingly, this amendment reverses the effect of having written-off the intangible asset and the associated liabilities and all payments after December 31, 2007.

FORM 10-Q
PAGE
PART I - FINANCIAL INFORMATION	3
ITEM 1. UNAUDITED FINANCIAL STATEMENTS	3
Consolidated Balance Sheets March 31, 2008 and December 31, 2007 (Unaudited)	3

Consolidated Statements of Operations For the Three Months ended March 31, 2008 and 2007 and the period from October 1, 2005 (re-entering of development stage) through March 31, 2008 (Unaudited)	5

Consolidated Statement of Stockholders' Deficiency For the Period From January 1, 2005 through March 31, 2008 (Unaudited)	6

Consolidated Statements of Cash Flows For the Three Months ended March 31, 2008 and 2007 and the period from October 1, 2005 (re-entering of development stage) through March 31, 2008 (Unaudited)	9

Notes to Consolidated Financial Statements (Unaudited)	10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	16
Results of Operations	19
Liquidity and Capital Resources	20

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4T. CONTROLS AND PROCEDURES	21
PART II - OTHER INFORMATION	22
ITEM 1.LEGAL PROCEEDINGS	22
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22
ITEM 3.DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22
ITEM 5.OTHER INFORMATION	22

PART III – EXHIBITS AND CERTIFICATIONS
ITEM 1. EXHIBITS	23
SIGNATURE	23

Item 1 - Financial Statements
American Security Resources Corporation
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	March 31, 2008 Restated	December 31, 2007
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash in bank	34,564	12,690
Prepaid expenses	3,815	3,815
Accrued interest receivable	4,777	4,968
Total Current Assets	43,156	21,473

Equipment, net of accumulated depreciation of $77,490 and $68,238, respectively	87,129	93,348
Capital lease, net of accumulated depreciation of $12,425 and $0, respectively	787,575	-
Deferred financing cost, net of amortization of $2,581 and $0, respectively	42,419	-
Intangible assets, net of amortization of $41,378 and $20,080, respectively	810,773	832,071
Note receivable	1,250,000	1,300,000
Total Assets	$ 3,021,052	$ 2,246,892
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	348,743	411,662
Other current liabilities	1,048,265	1,074,103
Accrued contingent liability	154,875	154,875
Note payable and accrued interest - shareholder		26,659
Accrual for default on derivative	325,000	-
Derivative liability	1,496,942	-
Convertible debentures, net of discounts of $434,254 and $33,675, respectively	315,746	166,325
Total Current Liabilities	3,689,571	1,833,624

LONG TERM DEBT
Contingent liability	1,250,000	1,300,000
Capital lease obligation	809,665	-
Total Liabilities	5,749,236	3,133,624

SHAREHOLDERS' DEFICIT
Preferred stock - Series A - 1,000,000 shares authorized; $.001 par value, 1,000,000 shares issued and outstanding	1,000	-
Preferred stock - Series B - 1,000,000 shares authorized; $.001 par value, no shares issued or outstanding	-	-
Common stock - 500,000,000 shares authorized; $.001 par value; 209,391,856 and 180,784,809 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	209,392	180,785
Additional paid-in capital	47,846,931	47,137,746
Deficit accumulated during the development stage	(18,677,223)	(16,096,979)
Deficit accumulated from prior operations	(32,108,284)	(32,108,284)
Total Shareholders' Deficit	(2,728,184)	(886,732)

Total Liabilities and Shareholders’ Deficit	$ 3,021,052	$ 2,246,892

The accompanying notes are an integral part of these financial statements

American Security Resources Corporation
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended March 31, 2008 And 2007 And
The Period From October 1, 2005 (Re-Entering Of Development Stage) Through March 31, 2008 (Unaudited)

	Three Months Ended March 31,		Re-Entering Development Stage
	2008	2007	to March 31, 2008

General and administrative expenses	$ 863,123	$ 1,016,868	$ 13,721,278
Depreciation and amortization	34,225	9,133	128,037
Research and development	7,992	250,709	2,812,827
	(905,340)	(1,276,710)	(16,662,142)

Other Income (Expense)
Permanent impairment of investment			(225,000)
Loss on derivative liability	(1,096,942)		(1,096,942)
Loss on license fee	(210,773)		(210,773)
Loss on default on convertible debentures	(325,000)		(325,000)
Interest expense	(62,775)	(957)	(132,013)
Interest income	20,586		20,586
Net Loss	(2,580,244)	(1,277,667)	(18,631,284)
Other comprehensive loss:

Change in unrealized loss on investment available for sale	-	-	(86,538)
	$ (2,580,244)	$ (1,277,667)	$ (18,717,822)

Loss per share - basic and fully diluted	$ (0.01)	$ (0.01)
Weighted average number of shares outstanding	192,157,617	118,305,486

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

The accompanying notes are an integral part of these financial statements

[Continued on following pages]

American Security Resources Corporation
(A Development Stage Enterprise)

Consolidated Statement Of Shareholders’ Equity (Deficit)
For The Years Ended December 31, 2007 And 2006 And The Period From October 1, 2005
 (Re-Entering Of Development Stage) Through March 31, 2008 (Unaudited)

	No. of Shares	Paid-in Capital and	Accumulated Deficit	Comprehensive Loss
	Shares	Par Value Capital	Development Stage	Prior Operations	Other	Total

Balance, 12/31/06	109,604,794	43,363,541	(11,528,434)	(32,108,284)	-	(273,177)
Shares issued for:
Cashless exercise of warrants	76,873	-	-	-	-	-
Warrants issued for cash	46,850,000	1,479,518	-	-	-	1,479,518
O&D fees	2,931,818	126,435	-	-	-	126,435
Consulting service	8,031,407	349,006	-	-	-	349,006
Accrued liabilities	11,289,917	510,151	-	-	-	510,151
Technology License	2,000,000	82,000	-	-	-	82,000

Warrants issued for services		1,303,221	-	-	-	1,303,221
Warrants issued for:
Technology License		70,150	-	-	-	70,150
Beneficial conversion feature related to convertible note		34,509	-	-	-	34,509

Net loss	-	-	(4,568,542)	-	-	(4,568,542)

Balance, 12/31/07	180,784,809	$ 47,318,531	$ (16,096,979)	$(32,108,284)	$ -	$(886,732)

Less: par value of common stock ($0.01)		$ 180,785

Additional paid-in capital		$ 47,137,746

(1) Other Equity Items: $84,070 subtraction from Paid In Capital results from subscription receivable for cash received subsequent to 12/31/06
$86,538 addition to “Other Comprehensive Loss” results from the reclassification of loss on investment from temporary to permanent.

The accompanying notes are an integral part of these financial statements

[Continued on following page]

Consolidated Statement Of Shareholders’ Equity (Deficit)
For The Period From January 1, 2008 To March 31, 2008 (Unaudited)

	No. of Shares	Paid-in Capital and Par Value Capital	Accumulated Deficit Development Stage	Comprehensive Loss Prior Operations	Total

Balance, 1/1/2008	180,784,809	47,318,531	(16,096,979)	(32,108,284)	(886,732)
Shares issued for:
Cashless exercise of warrants	5,000,000	5,000	-	-	5,000
Warrants exercised for cash	2,000,000	42,000	-	-	42,000
O&D fees	12,589,868	354,516	-	-	354,516
Consulting service	1,150,000	32,200	-	-	32,200
Accrued liabilities	7,867,179	236,476	-	-	236,476

Warrants issued for services		25,803	-	-	25,803
Warrants issued for:
Beneficial conversion feature related to convertible notes		14,797	-	-	14,797

Net loss	-	-	(2,580,244)	-	(2,580,244)

Balance, 3/31/2008	209,391,856	$ 48,029,323	$ (18,677,223)	$(32,108,284)	$(2,938,957)

Less: par value of common stock ($0.001)		209,392
Additional paid-in capital		$47,819,931

Plus: 1,000,000 Preferred Shares ($0.001 par value)		27,000			1,000
Additional paid-in-capital		$47,846,931
Total Stockholders’ Deficit					$(2,938,957)

The accompanying notes are an integral part of these financial statements.

American Security Resources Corporation
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2008 And 2007 And The Period From October 1, 2005 (Re-Entering Of Development Stage) Through March 31, 2008 (unaudited)

	Three Months Ended March 31,		Re-Entering Development Stage to
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007	March 31, 2008
Net loss	$ (2,791,017)	$ (1,277,667)	$ (18,887,993)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	34,225	9,133	119,358
Amortization of debt discount and deferred financing cost	13,899	-	13,899
Accretion of capital lease obligations	9,665	-	9,665
Loss on derivatives	1,096,942	-	1,096,942
Loss on license fee	210,773	-	210,773
Loss due to default on debentures	325,000	-	325,000
Common stock issued for services	422,616	80,400	8,076,230
Discounts on convertible debenture	-	-	50,000
Stock option and warrant expense	25,803	674,220	3,786,736
Permanent impairment of investment sale	-	-	225,000
Contingent liquidated damages expense	-	-	150,000
Change in operating assets and liabilities:
Prepaid expenses	-	211	(733)
Accrued interest receivable	191	-	191
Accounts payable	13,864	(61,882)	368,041
Accrued liabilities	150,979	197,367	344,851
Net cash used in operating activities	(487,060)	(378,218)	(4,112,040)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,033)	-	(153,303)
License agreement	(8,250)	-	(33,251)
Net cash used in investing activities	(11,283)	-	(186,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	516,510	1,821,920
Proceeds from convertible debentures	505,000	-	705,000
Paydown of shareholder loans	(25,000)	-	-
Net borrowings/(pay downs) on line of credit	(1,783)	(3,250)	43,707
Proceeds from the exercise of warrants	42,000	-	1,671,518
Net cash provided from financing activities	520,217	513,260	4,242,145

Net change in cash and cash equivalents	21,874	135,042	(56,449)
Cash and cash equivalents, beginning of period	12,690	6,573	91,033
	$ 34,564	$ 141,615	$ 34,584
Supplemental disclosure on non-cash financing activities:
Stock issued for accrued expenses	$ 236,476	$ 132,539	$ 369,015
Obligation to pay capital leases	$ 800,000	$ -	$ 800,000
Cash paid for interest and income taxes	$ 25,770	$ -	$ 25,770

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

NOTE 2 - GOING CONCERN
As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $18,717,822 since re-entering the development stage through March 31, 2008. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

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

At March 31, 2008, the Company is in default of the agreement due to non payment. On August 12, 2008, the Company paid Ohio University approximately $208,000 to bring current its liabilities on the license fees and sponsored research payments.  Accordingly, this amended filing reverses the effect of having previously written-off the intangible asset and its associated liabilities and all payments after December 31, 2007.

NOTE 4 – CONVERTIBLE DEBENTURE
At March 31, 2008, the Company had convertible debentures outstanding as follows;

	Outstanding Balance of Convertible Debenture	Unamortized Discount

December 13, 2007 Debenture	$250,000	$42,587
January 17, 2008 Debenture	100,000	-
February 28, 2008 Debenture	400,000	391,667

Total Convertible Debentures	$750,000	$434,254

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

	Derivative Liability	Loss on Derivative
	3/31/2008	3 months ended 3/31/08
Convertible Note St. George Debenture	$433,718	$33,718
Warrants Outstanding	1,063,224	1,063,224
	$1,496,942	$1,096,942

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

Research and development expenses were $7,992 and $250,709 for the three months ended March 31, 2008 and 2007, respectively for costs incurred in its Hydra Fuel Cell and American Hydrogen subsidiaries relating to the development of its HydraStax® hydrogen fuel and hydrogen generator.

The Company had net operating losses of $2,580,244 and $1,277,667 for the three months ended March 31, 2008 and 2007, respectively.  The primary difference is related to the $1,096,942 loss on derivative liability, the $325,000 loss on default of convertible debentures and the $210,773 loss on license fee recognized by the company in the three months ended March 31, 2008.

Liquidity and Capital Resources.
We had no revenues for the three months ended March 31, 2008 and 2007.

Our working capital deficit increased by $2,000,588 to ($3,646,415) at March 31, 2008 compared to ($1,645,827) at December 31, 2007. This deficit is primarily due to lack of revenues while we are in development stage and we continue to incur ordinary research and development and operating expenses and the derivative liability.

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

We had a net comprehensive loss of $2,580,244 and $1,277,667, or $0.01 and $0.01 per share for the three months ended March 31, 2008 and 2007, respectively.

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

AMERICAN SECURITY RESOURCES CORPORATION

Date: November 19, 2008	By: /s/ Frank Neukomm
Frank Neukomm, CEO
Date: November 19, 2008	By: //s// Sam H Lindsey, Jr.
Sam H Lindsey, Jr.