Form 10-Q/A
period 2008-03-31
American Security Resources Corp.
filed 2008-11-19
CIK 1085069

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

NOTE 2 - GOING CONCERN
As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $18,677,223 since re-entering the development stage through March 31, 2008. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

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