Form 10-Q/A
period 2008-06-30
American Security Resources Corp.
filed 2008-11-19
CIK 1085069

United States Securities Exchange Commission
Washington, D.C. 20549

Form 10-QA

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
Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 271,467,926 as of August 7, 2008.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
[ ] Yes [ X ] No

EXPANATORY NOTE

This Amendment to the quarterly report on Form 10Q/A is being filed to amend our quarterly report on Form 10Q for the quarter ended June 30, 2008, which was originally reported on August 19, 2008.
We are filing this Form 10Q/A to amend and restate Part I, Item 1, Unaudited Financial Statements, including Note 4 – Intangible Assets.

As previously reported on Form 10KSB/A filed on September 3, 2008, for the year ended December 31, 2007, we noted that on August 2, 2007, the Company entered into a license agreement with Ohio University for technology relating to ammonia fuel cell electrolyzer.  Subsequent to December 31, 2007, it was determined that the Company was in default of the agreement due to non payment.  On August 12, 2008 the Company paid Ohio University approximately $208,000 to bring current its liabilities on the license fees and the sponsored research payments.  A required notice of default has never been received by the Company.  Accordingly, this amendment reverses the effect of having written-off the intangible asset and the associated liabilities and all payments after December 31, 2007.

FORM 10-Q
TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION	3

ITEM 1. UNAUDITED FINANCIAL STATEMENTS
Consolidated Balance Sheets June 30, 2008 and December 31, 2007 (Unaudited)	3

Consolidated Statements of Operations For the Three and Six Months ended June 30, 2008 and 2007 and the period from October 1, 2005 (re-entering of development stage) through June 30, 2008 (Unaudited)	4

Consolidated Statement of Stockholders' Deficiency For the Period From January 1, 2005 through June 30, 2008 (Unaudited)	5

Consolidated Statements of Cash Flows For the Three and Six Months ended June 30, 2008 and 2007 and the period from October 1, 2005 (re-entering of development stage) through June 30, 2008 (Unaudited)	8

Notes to Consolidated Financial Statements (Unaudited)	10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	22
Results of Operations	24
Liquidity and Capital Resources	25

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 4T. CONTROLS AND PROCEDURES	25
PART II - OTHER INFORMATION	26
ITEM 1.LEGAL PROCEEDINGS	26
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
ITEM 3.DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26
ITEM 5.OTHER INFORMATION	26

PART III – EXHIBITS AND CERTIFICATIONS
ITEM 1. EXHIBITS	27
SIGNATURE	28

Item 1 - Financial Statements
AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	Restated	(Restated)
ASSETS	Unaudited	Audited
CURRENT ASSETS
Cash in bank	10,936	12,690
Prepaid expenses	3,815	3,815
Accrued interest receivable	19,608	4,968
Total Current Assets	34,359	21,473

Equipment, net of accumulated depreciation of $77,490 and $68,238, respectively	77,272	93,348
Capital lease, net of accumulated depreciation of $12,425 and $0, respectively	774,274	-
Deferred financing cost, net of amortization of $2,581 and $0, respectively	37,799	-
Intangible assets, net of amortization of $41,378 and $20,080, respectively	789,475	832,071
Note receivable	1,250,000	1,300,000
Total Assets	$ 2,963,179	$ 2,246,892

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	555,937	411,662
Other current liabilities	968,184	1,074,103
Accrued contingent liability	154,875	154,875
Note payable and accrued interest - shareholder		26,659
Stock payable	88,000
Accrual for default on derivative	325,000	-
Derivative liability	2,582,406	-
Convertible debentures, net of discounts of $434,254 and $33,675, respectively	279,452	166,325
Total Current Liabilities	4,953,854	1,833,624

LONG TERM DEBT
Contingent liability	1,250,000	1,300,000
Capital lease obligation	820,140	-
Total Liabilities	7,023,994	3,133,624

SHAREHOLDERS' DEFICIT
Preferred stock - Series A - 1,000,000 shares authorized; $.001 par value, 1,000,000 shares issued and outstanding	1,000	-
Preferred stock - Series B - 1,000,000 shares authorized; $.001 par value, no shares issued or outstanding	-	-
Common stock - 500,000,000 shares authorized; $.001 par value; 209,391,856 and 180,784,809 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	253,156	180,785
Additional paid-in capital	49,609,670	47,137,746
Stock subscription receivable	(96,000)
Deficit accumulated during the development stage	(21,720,357)	(16,096,979)
Deficit accumulated from prior operations	(32,108,284)	(32,108,284)
Total Shareholders' Deficit	(4,060,815)	(886,732)
Total Liabilities and Shareholders’ Deficit	$ 2,963,179	$ 2,246,892

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
 AND THE PERIOD FROM OCTOBER 1, 2005 (RE-ENTERING OF DEVELOPMENT STAGE)
 THROUGH JUNE 30, 2008
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Re-Entering Development Stage to June 30, 2008
	2008	2007	2008	2007	(Restated)
General and administrative expenses	$ 797,726	$ 498,121	$ 1,660,849	$ 1,514,989	$ 15,194,424
Depreciation and amortization	44,750	13,770	78,975	22,903	172,787
Research and development	533,740	297,751	541,732	548,460	3,349,567
Operating Expenses	(1,376,216)	(809,642)	(2,281,556)	(2,086,352)	(18,716,778)

Other Income (Expense)
Permanent impairment of investment	-	-	-	-	(225,000)
Loss on derivative liability	(962,910)	-	(2,059,852)	-	(2,059,852)
Gain on stock payable	60,000	-	60,000	-	60,000
Loss on license fee	16,500	-	(194,273)	-	(194,273)
Loss on default on convertible debentures	-	-	(325,000)	-	(325,000)
Interest expense	(89,322)	(7,599)	(152,100)	(8,556)	(221,338)
Interest income	27,836	-	48,422	-	48,422
Net Loss	(2,324,112)	(817,241)	(4,904,359)	(2,094,908)	(21,633,819)
Other comprehensive loss:

Change in unrealized loss on investment available for sale	-	-	-	-	(86,538)
	$ (2,324,112)	$ (817,241)	$ (4,904,359)	$ (2,094,908)	$ (21,720,357)
Loss per share - basic and fully diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)
Weighted average number of shares outstanding	218,794,161	133,829,190	211,242,698	122,768,928

The accompanying notes are an integral part of these financial statements.

American Security Resources Corporation
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
For The Years Ended December 31, 2007 And 2006 And The Period From October 1, 2005
 (Re-Entering Of Development Stage) Through June 30, 2008 (Unaudited)

		Paid-in Capital and	Accumulated Deficit		Comprehensive Loss
	No. of Shares	Par Value Capital	Development Stage	Prior Operations	Other	Total
Balance at 12/31/04	35,319,977	$ 29,741,757	$(29,652,400)	$ -	$ -	$ 89,357

Shares issued for:
Cash	2,000,000	77,000	-	-	-	77,000
director services	2,624,501	248,567	-	-	-	248,567
Services	8,231,288	1,429,304	-	-	-	1,429,304
Warrant expense	-	1,505,897	-	-	-	1,505,897
Compensation	12,000,000	2,040,000	-	-	-	2,040,000
Equity swap investment	1,500,000	225,000				225,000
Net loss	-	-	(5,384,548)	-	-	(5,384,548)
Other comprehensive loss	-	-	-	-	(86,538)	(86,538)

Balance, 12/31/05	61,675,766	35,267,525	(35,036,948)	-	(86,538)	144,039

Reclassification of accumulated deficit	-	-	32,108,284	(32,108,284)	-	-
Shares issued for:
Cash	23,744,250	1,905,990	-	-	-	1,905,990
Director fees	6,698,000	690,885	-	-	-	690,885
Consulting service	14,786,051	1,724,639	-	-	-	1,724,639
Accrued liabilities	633,292	132,539	-	-	-	132,539
Cashless exercise of warrants	1,129,935	-	-	-	-	-
Employee and contractor bonuses	937,500	42,188	-	-	-	42,188

Warrants issued for cash	-	150,000	-	-	-	150,000
Warrants issued for services	-	2,405,847	-	-	-	2,405,847
Modification of Warrants	-	1,127,998	-	-	-	1,127,998

Net loss			(8,599,770)	-	-	(8,599,770)
Other equity items (1)	-	(84,070)			86,538	2,468

Balance, 12/31/06	109,604,794	43,363,541	(11,528,434)	(32,108,284)	-	(273,177)

The accompanying notes are an integral part of these financial statements

[Continued on following pages]

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2008 (UNAUDITED)

		Paid-in Capital and	Accumulated Deficit		Comprehensive Loss
	No. of Shares	Par Value Capital	Development Stage	Prior Operations	Other	Total
Balance, 12/31/06	109,604,794	43,363,541	(11,528,434)	(32,108,284)	-	(273,177)
Shares issued for:
Cashless exercise of warrants	76,873	-	-	-	-	-
Warrants issued for cash	46,850,000	1,479,518	-	-	-	1,479,518
O&D fees	2,931,818	126,435	-	-	-	126,435
Consulting service	8,031,407	349,006	-	-	-	349,006
Accrued liabilities	11,289,917	510,151	-	-	-	510,151
Technology License	2,000,000	82,000	-	-	-	82,000

Warrants issued for services		2,022,243	-	-	-	2,2022,243
Warrants issued for:
Technology License		70,150	-	-	-	70,150
Beneficial conversion feature related to convertible note		34,509	-	-	-	34,509

Net loss	-	-	(5,287,564)	-	-	(5,287,564)

Balance, 12/31/07 (Restated)	180,784,809	$ 48,037,553	$ (16,815,998)	$(32,108,284)	$ -	$(886,729)

Less: par value of common stock ($0.01)		$ 180,785

Additional paid-in capital		$ 47,856,768

(1) Other Equity Items:
$84,070 subtraction from Paid In Capital results from subscription receivable for cash received subsequent to 12/31/06
$86,538 addition to “Other Comprehensive Loss” results from the reclassification of loss on investment from temporary to permanent.

The accompanying notes are an integral part of these financial statements

[Continued on following page]

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM December 31, 2007 TO JUNE 30, 2008 (UNAUDITED)

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit	Comprehensive Loss
	Shares	Capital	Development Stage	Prior Operations	Total

Balance, 12/31/2007 (Restated)	180,784,809	48,037,553	(16,815,998)	(32,108,284)	(886,729)
Shares issued for:
Cashful exercise	2,400,000	30,000			30,000
Cashless exercise of warrants	18,584,615		-	-
Warrants exercised for cash	2,000,000	57,000	-	-	57,000
O&D fees	16,589,868	466,516	-	-	466,516
Compensation expense		27,000			27,000
Consulting service	9,550,000	309,767	-	-	309,767
Accrued liabilities	23,246,488	668,653	-	-	668,653
Advances on stock purchases		211,291			211,291
Warrants issued for services		40,249	-	-	40,249
Warrants issued for:
Beneficial conversion feature related to convertible notes		14,797	-	-	14,797

Net loss	-	-	(4,904,359)	-	(4,904,359)

Balance, 6/30/2008	253,155,780	$ 49,862,826	$ (21,720357)	$(32,108,284)	$(4,060815)

Less: par value of common stock ($0.001)		(253,156)
Additional paid-in capital		$49,609,670
Less stock subscription agreement					(96,000)
Plus: 1,000,000 Preferred
Shares ($0.001 par value)					1,000
Total Stockholders’ Deficit					$(4,250,290)

The accompanying notes are an integral part of these financial statements.

American Security Resources Corporation
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2008 And 2007 And The Period From October 1, 2005
(Re-Entering Of Development Stage) Through June 30, 2008
(unaudited)
	Six Months Ended June 30,		Re-Entering Development Stage to June 30, 2008
	2008	2007	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES	$ (4,904,359)	$ (2,094,908)	$ (21,697,421)
Net loss

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	78,975	22,905	164,108
Amortization of debt discount and deferred financing cost	54,779	-	54,779
Accretion of capital lease obligations	20,140	-	20,140
Loss on derivatives	2,059,852	-	2,059,852
Loss due to default on debentures	325,000	-	325,000
Common stock issued for services	1,179,360	438,600	8,832,974
Discounts on convertible debenture	-	-	835
Stock option and warrant expense	40,249	955,761	4,526,430
Gain on stock payable	(60,000)	-	(60,000)
Permanent impairment of investment sale			225,000
Contingent liquidated damages expense			150,000
Change in operating assets and liabilities:
Prepaid expenses	-	2,032	(753)
Accrued interest receivable	(14,640)	-	14,640
Accounts payable	227,011	(42,378)	581,188
Accrued liabilities	199,398	14,485	393,270
Net cash used in operating activities	(794,235)	(703,503)	(4,409,958)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,327)	-	(153,597)
License agreement	(24,750)	-	(33,251)
Net cash used in investing activities	(28,077)	-	(186,848)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	743,440	1,821,920
Proceeds from convertible debentures	555,000	-	755,000
Paydown of shareholder loans	(25,000)	5,000	-
Net borrowings/(pay downs) on line of credit	(7,733)	-	37,757
Proceeds from the exercise of warrants	283,291	-	1,924,809
Proceeds from sale of warrants	15,000	-	15,000
Net cash provided from financing activities	820,558	748,440	4,554,486

Net change in cash and cash equivalents	(1,754)	44,937	(42,320)
Cash and cash equivalents, beginning of period	12,690	6,575	91,033
Cash and cash equivalents, end of period	$ 10,936	$ 51,512	$ 48,713

Disclosure of non-cash financing activities:
Stock issued for accrued expenses	236,476	-	958,912
Stock issued for accrued salaries	112,000	-	112,000
Cashless exercise of warrants	18,585	-	18,585
Obligation to pay capital leases	800,000	-	800,000
Supplemental disclosure of non-cash activities
Cash paid for interest and income taxes	25,770	-	25,770

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

NOTE 2 – RESTATEMENT
In preparing the financial statements for the quarter ended June 30, 2008, the Company determined that it had failed to recognize an agreement dated December 17, 2007 with a distributor for 40,000,000 warrants, that are exercisable at the lower of $0.03 or the lowest closing price at any time prior to the exercise of any or all of the warrants that have a expiration date of December 18, 2008.   As the result of this error, we are restating our financial statements (“The Restatement”) and associated disclosures to include the cost associated with the warrants.  The error resulted in the understatement of non-cash expenses and a corresponding understatement of net loss by $719,022, for the year ending December 31, 2007 and for the Period of Re-Entering the Development Stage to December 31, 2007.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.

The restatement also affected Note 9.

The effect of the restatement on specific items in the balance sheet is as follows:

	December 31, 2007
	As Previously Reported	Adjustments	As Restated
STOCKHOLDERS' EQUITY:
Additional paid-in capital	$ 47,137,746	$ 719,022	$ 47,856,768

Retained earnings (deficit)	(16,096,979)	(719,022)	(16,816,001)

Total Stockholders' Equity	886,732	-	886,732

The effect of the restatement on specific items in the statements of operations is as follows:

	Year ended December 31, 2007
	As Previously
	Reported	Adjustments	As Restated
COSTS AND EXPENSES:
General and administrative	$ 3,457,273	$ 719,022	$ 4,176,295

LOSS FROM OPERATIONS	(4,568,776)	(719,022)	(5,287,798)
NET LOSS	(4,568,542)	(719,022)	(5,287,564)
COMPREHENSIVE LOSS	(4,568,542)	(719,022)	(5,287,564)

	Re-entering Development Stage to December 31, 2007
	As Previously
	Reported	Adjustments	As Restated
COSTS AND EXPENSES:
General and administrative	$ 12,858,155	$ 719,022	$13,577,177

LOSS FROM OPERATIONS	(15,759,802)	(719,022)	(16,478,824)
NET LOSS	(16,054,040)	(719,022)	(16,773,062)
COMPREHENSIVE LOSS	(16,140,578)	(719,022)	(16,859,600)

The effect of the restatement on specific items in the statements of cash flows is as follows:

	Year ended December 31, 2007
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net Loss	$ (4,568,542)	$ (719,022)	$(5,287,564)
Adjustments to reconcile net loss to net cash
Stock options and warrant expense	1,303,221	719,022	2,022,243

Net cash used in operating activities	(1,651,404)	-	(1,651,404)

	Re-entering Development State to December 31, 2007
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net Loss	$ (16,054,040)	$ (719,022)	$(16,773,062)
Adjustments to reconcile net loss to net cash
Stock options and warrant expense	3,760,933	719,022	4,479,955

Net cash used in operating activities	(3,625,000)	-	(3,625,000)

NOTE 3 - GOING CONCERN
As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $21,763,959 since re-entering the development stage through June 30, 2008. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

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

At March 31, 2008, the Company was in default of the agreement due to non payment. On August 12, 2008, the Company paid Ohio University approximately $208,000 to bring current its liability on the license fees and sponsored research payments.  Accordingly, this amended filing reverses the effect of having previously written-off the intangible asset and its associated liabilities and all payments after December 31, 2007.

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

Research and development expenses were $541,732 and $548,460 for the six months ended June 30, 2008 and 2007, respectively for costs incurred in its Hydra Fuel Cell and American Hydrogen subsidiaries relating to the development of its HydraStax® hydrogen fuel and hydrogen generator.  The increase in 2008 is due primarily to  research and development expenses  incurred by American Hydrogen that was not operating in 2007 and increased expenses of Hydra Fuel Cell as the Company continues to develop its HydraStax® hydrogen fuel and hydrogen generator

The Company had net operating losses of $2,324,112 and $817,241 for the three months ended June 30, 2008 and 2007, respectively.  The primary difference is related to the increased research and development in Hydra Fuel Cell and American Hydrogen and $962,910 loss on derivative liability

The Company had net operating losses of $4,904,359 and $2,094,908 for the six months ended June 30, 2008 and 2007, respectively.  The primary difference is related to the $2,059,8529 loss on derivative liability, and the $325,000 loss on default of convertible debentures and the $194,273 in the six months ended June 30, 2008.

Liquidity and Capital Resources.
We had no revenues for the three months and six month periods ended June 30, 2008 and 2007.

Our working capital deficit increased by $3,107,344 to ($4,919,495) at June 30, 2008 compared to ($1,812,151) at December 31, 2007. This deficit is primarily due to lack of revenues while we are in development stage and we continue to incur ordinary research and development and operating expenses and the derivative liability.

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

We consumed $794,235 in cash from operating activities for the six months ended June 30, 2008 compared with $703,503 for the six months ended June 30, 2007.

We had a net comprehensive loss of $2,324,112, $817,241, $4,904,359, and $2,094,908 or $0.01, $0.01, $0.02, and $0.02 per share for the three and six months ended June 30, 2008 and 2007, respectively.

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

AMERICAN SECURITY RESOURCES CORPORATION

Date: November 19, 2008	By: /s/ Frank Neukomm
Frank Neukomm, CEO
Date: November 19, 2008	By: /s/ Sam H Lindsey, Jr.
Sam H Lindsey, Jr.