Form 10-Q
period 2008-09-30
American Security Resources Corp.
filed 2008-11-19
CIK 1085069

United States Securities Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Large accelerated filer 	Accelerated o filer 	Non-accelerated filer 	Smaller reporting company X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 297,802,813 as of October 31, 2008.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.
 [  ] Yes [ X ] No

FORM 10-Q
TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION	3

Item 1. Unaudited Financial Statements
Consolidated Balance Sheets June 30, 2008 And December 31, 2007 (Unaudited)	3

Consolidated Statements Of Operations For The Three And Six Months Ended June 30, 2008 And 2007 And The Period From October 1, 2005 (Re-Entering Of Development Stage) Through June 30, 2008 (Unaudited)	4

Consolidated Statement Of Stockholders' Deficiency For The Period From January 1, 2005 Through June 30, 2008 (Unaudited)	5

Consolidated Statements Of Cash Flows For The Three And Six Months Ended June 30, 2008 And 2007 And The Period From October 1, 2005 (Re- Entering Of Development Stage) Through June 30, 2008 (Unaudited)	8

Notes To Consolidated Financial Statements (Unaudited)	10

Item 2. Management's Discussion And Analysis Or Plan Of Operation	22
Results Of Operations	24
Liquidity And Capital Resources	25

Item 3. Quantative And Qualitative Disclosures About Market Risk	25
Item 4T. Controls And Procedures	25
Part II - Other Information	26
Item 1.Legal Proceedings	26
Item 2.Unregistered Sales Of Equity Securities And Use Of Proceeds	26
Item 3.Defaults Upon Senior Securities	26
Item 4.Submission Of Matters To A Vote Of Security Holders	26
Item 5.Other Information	26

Part III – Exhibits And Certifications
Item 1. Exhibits	27
Signature	28

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEET
September 30, 2008 and December 31, 2007
	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited - Restated)
Current Assets
Cash and cash equivalents	$ 28,366	$ 12,690
Prepaid expenses	3,890	3,815
Accrued interest receivable	-	4,968
Total Current Assets	32,256	21,473

Equipment , net of depreciation of $113,367 and 68,238 respectively	80,203	93,348
Capital lease, net of accumulated depreciation of $38,589 and $0, respectively	761,411	-
Deferred Financing Cost, net of amortization of $10,801 and $0, respectively	34,198	-
Intangible assets, net of amortization of $75,224 and $20,080, respectively	776,927	832,071
Note receivable	890,000	1,300,000
Total Assets	2,574,995	2,246,892

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities
Accounts payable	371,629	411,659
Other current liabilities	659,633	1,074,103
Accrued contingent liability		154,875
Stock payable	88,000	-
Notes payable and accrued interest - shareholders	9,277	26,659
Accrual for default on convertible notes	325,000	-
Derivative liability	578,050	-
Convertible debentures, net of discounts of $520,548 and	154,875
$33,675, respectively	379,452	166,325
Total Current Liabilities	2,565,916	1,833,621
	-
Long Term Debt
Contingent liability	1,213,000	1,300,000
Capital lease obligation	830,210	-
	2,043,210	1,300,000

Total Liabilities	4,609,126	3,133,621
	-
Stockholders' Equity (Deficit)
Preferred stock - Series A - 1,000,000 shares authorized; $.001 par value; 1,000,000 shares issued and outstanding	1,000	-
Preferred stock - Series B - 1,000,000 shares authorized; $.001 par value; no shares issued and outstanding	-	-
Common stock - 500,000,000 shares authorized; $.001 par value,286,999,110 and 180,784,809 shares issued and outstanding, respectively	286,999	180,785
Additional paid in capital	50,034,437	47,856,768
Stock subscription receivable	(8,500)	-
Deficit accumulated during the development stage	(20,239,783)	(16,815,998)
Deficit accumulated from prior operations	(32,108,284)	(32,108,284)
Total Shareholders' Deficit	(2,034,131)	(886,729)
Total Liabilities and Shareholders' Deficit	$ 2,574,995	$ 2,246,892

The accompanying notes are an integral part of these financial statements

American Security Resources Corporation
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2008 and September 30, 2007 and the period from October 1, 2005 (re-entering of Development Stage)
through September 30, 2008

	Three Months Ended September 30,		Nine Months Ended September 30		Re-entering Development Stage to September 30, 200 8
	2008	2007	2008	2007	(Restated)
General and administrative expenses	$ 669,058	$ 421,756	$ 2,329,907	$ 2,426,498	$ 15,863,488
Depreciation and amortization expenses	34,831	21,806	113,806	44,709	207,618
Research and development expenses	12,077	694,672	553,809	753,379	3,361,644

Operating expenses	715,967	1,138,234	2,997,523	3,224,586	19,432,751

Other income (expense):
Permanent impairment of investment					(225,000)
Gain (loss) and derivative liability	2,004,356		(55,496)		(55,496)
Gain on stock payable	-		60,000		60,000
Gain on license fee	194,273				-
Loss on default of convertible debentures			(325,000)		(325,000)
Other income	250		250		250
Interest expense	(19,489)	(1,132)	(171,589)	(9,688)	(240,827)
Interest income	17,158		65,580		65,580
Net gain (loss)	1,480,580	(1,139,366)	(3,423,779)	(3,234,274)	(20,153,245)

Other comprehensive loss:
Change in unrealized loss on investment available for sale					(86,538)

Comprehensive gain (loss)	$ 1,480,580	$ (1,139,366)	$ (3,423,779)	$ (3,234,274)	$ (20,239,783)

Gain (loss) per share - basic and fully diluted	$ 0.01	$ (0.01)	$ (0.01)	$ (0.03)

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2008 (UNAUDITED)
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
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2008 (UNAUDITED)

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

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM December 31, 2007 TO SEPTEMBER 30, 2008 (UNAUDITED)

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit	Comprehensive Loss
	Shares	Capital	Development Stage	Prior Operations	Total

Balance, 12/31/2007 (Restated)	180,784,809	48,037,553	(16,8115,998)	(32,108,284)	(886,729)
Shares issued for:
Cashful exercise	2,400,000	30,000			30,000
Cashless exercise of warrants	18,584,615		-	-
Warrants exercised for cash	2,000,000	57,000	-	-	57,000
O&D fees	20,589,868	533,716	-	-	533,716
Compensation expense		27,000			27,000
Consulting service	14,655,000	385,885	-	-	385,885
Accrued liabilities	47,984,818	983,945	-	-	983,945
Advances on stock purchases		211,291			211,291
Warrants issued for services		40,249	-	-	40,249
Warrants issued for:
Beneficial conversion feature related to convertible notes		14,797	-	-	14,797

Net loss	-	-	(3,423,779)	-	(3,423,779)

Balance, 9/30/2008	286,999,110	$ 50,321,436	$ (20,239,777)	$(32,108,284)	$(2,026,625)

Less: par value of common stock ($0.001)		(253,156)
Additional paid-in capital		$49,609,670
Less stock subscription agreement					(96,000)
Plus: 1,000,000 Preferred
Shares ($0.001 par value)					1,000
Total Stockholders’ Deficit					$(4,250,290)

The accompanying notes are an integral part of these financial statements.

American Security Resources Corporation
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows For the nine months ended September 30, 2008 and
2007 and for the period from October 1, 2005 (re-entering Development Stage) through September 30, 2008

	Nine Months Ended September 30,		Re-entering Development Stage to September 30, 2008
	2008	2007	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,423,779)	$ (3,234,274)	$ (19,563,119)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110,206	44,709	195,339
Amortization of debt discount and deferred financing cost	58,379	-	58,379
Acretion of capital lease obligation	20,140	-	20,140
Loss on derivatives	55,496	-	55,496
Loss due to default on debentures	325,000	-	325,000
Common stock issued for services	1,630,751	851,547	9,284,365
Discounts on convertible debenture			835
Stock option and warrant expense	40,249	1,186,034	4,526,430
Gain on stock payable	(60,000)		(60,000)
Permanent impairment of investment available for sale			225,000
Contingent liquidated damages expense			150,000
Changes in operating assets and liabilities
Prepaid expenses	(75)	2,632	(828)
Accounts payable	(40,030)	(34,543)	(10,750)
Accrued liabilities	(362,854)	735,878	185,195
Net cash used in operating activities	(1,646,517)	(448,017)	(4,608,518)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,327)	(377)	(153,597)
Purchase of technology license	-	(700,000)	(700,000)
Net cash used in investing activities	(3,327)	(700,377)	(853,597)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	1,165,349	1,821,920
Proceeds from convertible debentures	660,000	-	860,000
Proceeds from shareholder loans	(25,000)	5,000	-
Paydown on note receivable	360,000		360,000
Net borrowings/(paydowns) on line of credit	(7,733)	-	37,757
Proceeds from the exercise of warrants	663,253		2,304,771
Proceeds from the sale of warrants	15,000	-	15,000
Net cash provided from financing activities	1,665,520	1,170,349	5,399,448

Net change in cash and cash equivalents	15,676	21,955	(62,667)
Cash and cash equivalents, beginning of period	12,690	6,575	91,033
Cash and cash equivalents, end of period	$ 28,366	$ 28,530	$ 28,366

Disclosure of non-cash accrued expenses:
Stock issued for accrued expenses	544,549		1,266,985
Stock issued for accrued salaries	179,200		179,200
Cashless exercise of warrants	18,585		18,585
Obligation to pay capital leases	800,000		800,000
Supplemental disclosure of non-cash activities
Cash paid for interest and income taxes	25,770		25,770
The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION & CHANGES IN OR ADDITIONAL ACCOUNTING POLICIES
The accompanying consolidated financial statements of American Security Resources Corporation (“ASRC”, “the Company”, “we” or “us”) have been prepared by ASRC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with ASRC’s audited consolidated financial statements and notes thereto included in ASRC’s Form 10-KSB for the year ended December 31, 2007, except for restated portions discussed in Note 2 below. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the nine-months ended September 30, 2008 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 – RESTATEMENT
In preparing the financial statements for the quarter ended June 30, 2008, the Company determined that it had failed to recognize an agreement dated December 17, 2007 with a distributor for 40,000,000 warrants, that are exercisable at the lower of $0.03 or the lowest closing price at any time prior to the exercise of any or all of the warrants that have a expiration date of December 18, 2008.   As the result of this error, we restated our financial statements (“The Restatement”) and associated disclosures to include the cost associated with the warrants.  The error resulted in the understatement of non-cash expenses and a corresponding understatement of net loss by $719,022, for the year ending December 31, 2007 and for the Period of Re-Entering the Development Stage to December 31, 2007.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.

The restatement also affected Note 9.

The effect of the restatement on specific items in the balance sheet is as follows:

	December 31, 2007
	As Previously Reported	Adjustments	As Restated
STOCKHOLDERS' EQUITY:
Additional paid-in capital	$ 47,137,746	$ 719,022	$ 47,856,768

Retained earnings (deficit)	(16,096,979)	(719,022)	(16,816,001)

Total Stockholders' Equity	886,732	-	886,732

The effect of the restatement on specific items in the statements of operations is as follows:

	Year ended December 31, 2007
	As Previously
	Reported	Adjustments	As Restated
COSTS AND EXPENSES:
General and administrative	$ 3,457,273	$ 719,022	$ 4,176,295

LOSS FROM OPERATIONS	(4,568,776)	(719,022)	(5,287,798)
NET LOSS	(4,568,542)	(719,022)	(5,287,564)
COMPREHENSIVE LOSS	(4,568,542)	(719,022)	(5,287,564)

	Re-entering Development Stage to December 31, 2007
	As Previously
	Reported	Adjustments	As Restated
COSTS AND EXPENSES:
General and administrative	$ 12,858,155	$ 719,022	$13,577,177

LOSS FROM OPERATIONS	(15,759,802)	(719,022)	(16,478,824)
NET LOSS	(16,054,040)	(719,022)	(16,773,062)
COMPREHENSIVE LOSS	(16,140,578)	(719,022)	(16,859,600)

The effect of the restatement on specific items in the statements of cash flows is as follows:

	Year ended December 31, 2007
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net Loss	$ (4,568,542)	$ (719,022)	$ (5,287,564)
Adjustments to reconcile net loss to net cash
Stock options and warrant expense	1,303,221	719,022	2,022,243

Net cash used in operating activities	(1,651,404)	-	(1,651,404)

	Re-entering Development State to December 31, 2007
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net Loss	$ (16,054,040)	$ (719,022)	$ (16,773,062)
Adjustments to reconcile net loss to net cash
Stock options and warrant expense	3,760,933	719,022	4,479,955

Net cash used in operating activities	(3,625,000)	-	(3,625,000)

NOTE 3 - GOING CONCERN
As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $20,239,783 since re-entering the development stage through September 30, 2008. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

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

At March 31, 2008, the Company was in default of the agreement due to non payment. Therefore, at March 31, 2008, the Company wrote off the intangible asset and the associated liabilities on all payments to be made after March 31, 2008, resulting in a loss on the license fee of $194,273. On August 12, 2008, the Company paid Ohio University approximately $208,000 to bring current its liability on the license fees and sponsored research payments.  On November 19, 2008, the Company filed amended Forms 10QSB/A reversing the effect of having previously written-off the intangible asset and its associated liabilities and all payments after December 31, 2007 through June 30, 2008.

NOTE 5 – CONVERTIBLE DEBENTURE
At September 30, 2008, the Company had convertible debentures outstanding as follows;

	Outstanding Balance of Convertible Debenture	Unamortized Discount

December 13, 2007 Debenture	$250,000	$39,409
January 17, 2008 Debenture	100,000	69,558
February 28, 2008 Debenture	400,000	366,668

May 16, 2008 Debenture	50,000	44,913
Total Convertible Debentures at September 30, 2008	$800,000	$520,548

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
•
$1,300,000 ($890,000 balance at September 30, 2008) secured promissory note bearing interest at 7.75% per annum, due on demand at any time after February 1, 2011.  The investor is obligated to make monthly periodic prepayments of $250,000 during each month that the promissory is outstanding.  Interest is payable on a monthly basis, commencing January 15, 2008.  The interest rate shall be increased by 0.25 percentage points per each Periodic Prepayment that is not paid by the investor, provided however that in no event shall the interest rate exceed an amount equal to 12.5%.  The September 30, 2008 balance of $890,000 receivable on this note is offset by an equal amount shown at a convertible debenture liability in the liabilities section of the Company’s balance sheet.

Accordingly, at September 30, 2008, we have received a total of $250,000 pursuant to the Securities Purchase Agreement.  Pursuant to the convertible debenture the investor may convert the amount paid towards the Securities Purchase Agreement into common stock of the Company at a conversion price equal to the lesser of (i) $0.25, or (ii) 80% of the average of the 5 lowest volume weighted average prices during the 20 trading days prior to investor’s election to convert (the percentage being a “Discount Multiplier”).  If any portion of the principal or accrued interest on this convertible debenture is not paid within ten (10) days of when it is due, the Discount Multiplier shall decrease by one percentage point (1%) for all conversions of the convertible debenture.  If the investor elects to convert a portion of the convertible debenture and, on the day that the election is made, the volume weighted average price is below $0.01, we shall have the right to prepay that portion of the convertible debenture that investor elected to convert, plus any accrued and unpaid interest, at 150% of such amount.  In the event that we elect to prepay that portion of the convertible debenture, investor shall have the right to withdraw its conversion notice.

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

In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $14,282 and an offsetting discount on debt of $14,282. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .2 – 3.4 years; (2) a computed volatility rate of 47.36% to750.34% (3) a discount rate of 1.37% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the three months ended September 30, 2008, $4,000 was amortized and is included in interest expense. The instrument was re-valued at period end, and the resulting change of $48,557 was included in the statement of operations as a gain on the derivative liability.

On February 28, 2008, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of $400,000 in a convertible debenture bearing interest at 7.25% per annum, payable on or before February 28, 2012. There were $35,000 in financing costs for this debt issuance. The financing costs were deferred and amortized using the effective interest method. This expense was $1,229 for the period ending September 30, 2008.

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

In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $182,648 and an offsetting loss on derivative of $182,648 and discount on debt of $400,000. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .2 to 3.4 years; (2) a computed volatility rate of 47.36% to 750.34 (3) a discount rate of 1.37% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the six months ended September 30, 2008, $33,332 was amortized and is included in interest expense. The loss on derivative is equal to the difference between the discount on debt and the derivative liability. The instrument was re-valued at period end, and the resulting change of $27,276 was included in the statement of operations as a gain on the derivative liability.

The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the derivative treatment. The Company valued these warrants using the Black-Scholes valuation model. The result of the valuation is a derivative liability in the amount of $373,200. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term ranging from .2 to 3.4  years; (2) a computed volatility rate ranging from 47.36% to 750.34% (3) a discount rate of 1.37% and (4) zero dividends. The valuation of these warrants was run through the same way as the liability associated with the debt. There were no other instruments found to be tainted by the derivative treatment.

	Derivative Liability September 30, 2008	Gain (Loss) on Derivative Three months ended September 30, 2008
Convertible Note St. George Debenture	$182,648	$213,455
Convertible Note - Balcones	14,282	48,557
Convertible Note – Isabel	8,010	27,276

Warrants Outstanding	2373,200	1,715,068
Derivative Liability	$578,140	$2,004,356

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

In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $182,648 and an offsetting and discount on debt of $182,648. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of.2 to 3.4 years; (2) a computed volatility rate of 47.36% to 750.34% (3) a discount rate of 1.37% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the nine months ended September 30, 2008, $4,083 was amortized and is included in interest expense. The instrument was re-valued at period end, and the resulting change of $213,455 was included in the statement of operations as a gain on the derivative liability.

NOTE 6 - COMMON STOCK
In June 2008, there were cashless exercises of 20,000,000 warrants resulting in 13,584,615 shares of common stock being issued.

In March 2008, there was a cashless exercise of warrants resulting in 5,000,000 shares of common stock being issued.

During the nine months ended September 30, 2008, ASRC granted options to purchase 4,400,000  shares of its common stock pursuant to a consulting contract with an exercise price equal to 70% of the average closing price of the lowest 8 days of the prior twenty trading days and were exercisable for 90 days. The value of the options was computed using the Black-Scholes pricing model using the following input values and assumption: (1) Stock price: the closing price on the day previous to the grant date; (2) warrant exercise price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days; (3) volatility of 47.36% - 750.34%; (4) discount rate of 1.37%; (5) term of .2 to 3.4 years and (6) a zero dividend rate.  The amount of expense recognized during the nine months ended September 30, 2008 in connection with these warrants was $40,249 and is included in general and administrative expenses.  All of these options were exercised, resulting in cash receipts of $72,000.

During the nine months ended September 30, 2008, ASRC issued 14,655,000 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $385,885.  The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the nine months ended September 30, 2008, ASRC issued 38,278,769 shares of stock in lieu of compensation to consultants for services rendered at Hydra Fuel Cell and American Hydrogen.  These shares were valued at $976,726 based on their market value at the time of issuance, as reflected in these financial statements.

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

On August 7, 2008, we issued 2,000,000 shares to our Chairman and Chief Executive Officer, Frank Neukomm as compensation.  These shares were valued at $33,600 based on their market value at the time of issuance.

On August 7, 2008, we issued 2,000,000 shares to our President and Director, Robert Farr as compensation.  These shares were valued at $33,600 based on their market value at the time of issuance.

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

There are no Series B Preferred Shares issued and outstanding as of September 30, 2008.

NOTE 8 - STOCK-BASED COMPENSATION
During the nine months ended September 30, 2008, ASRC issued 38,278,769 shares of stock in lieu of compensation to consultants for services rendered at Hydra Fuel Cell and American Hydrogen.  These shares were valued at $976,726 based on their market value at the time of their issuance, as reflected in these financial statements.

On May 20, 2008, ARSC issued a total of 4,000,000 shares to Frank Neukomm, Chairman and Chief Executive Officer, and Robert Farr, President and Director as compensation.  These shares were valued at $112,000 based on their market value at the time of issuance.

During the nine months ended September 30, 2008, ASRC issued 14,655,000 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $385,885.  The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

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

NOTE 9 –WARRANTS AND OPTIONS
During the nine months ended September 30, 2008, ASRC granted options to purchase 4,400,000 shares of our common stock pursuant to a consulting contract with an exercise price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days. These options vested immediately and had a term of 90 days. We estimated the fair value of these options using the Black-Scholes method with assumptions including: (1) term of 90 days; (2) a computed volatility rate of 92% to 136%(3) a discount rate of 1.26% to 3.02% and (4) zero dividends. The fair value of these options was estimated to be $40,249 and is included in general and administrative expenses for the nine months ended June 30, 2008.  All of these options were exercised, resulting in cash receipts of $72,000.

Restatement of Warrants and Options

In preparing the financial statements for the quarter ended June 30, 2008, the Company determined that it had failed to recognize an agreement dated December 18, 2007 with a distributor for 40,000,000 warrants, that are exercisable at the lower of $0.03 or the lowest closing price at any time prior to the exercise of any or all of the warrants that have a expiration date of December 18, 2008.   As the result of this error, we restated our financial statements (“The Restatement”) and associated disclosures to include the cost associated with the warrants.  The error resulted in the understatement of non-cash expenses and a corresponding understatement of net loss by $719,022, for the year ending December 31, 2007 and for the Period of Re-Entering the Development Stage to December 31, 2007.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.  This restatement had no impact on the balance sheets, statements of operations or the net decrease in cash and cash equivalents reported in the statements of cash flows for any periods reported prior to October 1, 2007.

Based on the warrant agreement, consulting expense of $719,022 was recorded as general and administrative expense for the valuation of the warrants as of December 31, 2007.

We used the Black-Scholes option-pricing model (“Black-Scholes model”) to value our stock options with the following assumptions:

Volatility	148%
Risk-Fee Interest Rate	3.31%
Dividend Yield	0.00%
Expected Term (years)	1.00

Summary of warrant and option information is as follows:

	Weighted Avg. Exercise Price	Outstanding Beginning of Period	New Grants	Forfeitures and Cancellations	Exercises	Outstanding End of Period
Year ended December 31, 2004	$0.58	-	19,500,000	-	-	19,500,000

2005 Activity:
2005 Grants	$0.30		1,000,000	-	-	1,000,000
2005 Grants	$0.30		5,000,000	-	-	5,000,000
Exercised for cash	$0.04		-	-	2,000,000	(2,000,000)
Cancelled	$0.30		-	4,000,000	-	(4,000,000)

December 31, 2005	$ 0.60	19,500,000	6,000,000	4,000,000	2,000,000	19,500,000

2006 Activity:
Granted pursuant to consulting arrangements	$ 0.08		15,250,000	-	15,250,000	-
Forfeitures and cashless exercise	$ 0.13		-	500,000	1,500,000	(2,000,000)
Options granted to directors	$ 0.19		5,500,000	-	-	5,500,000
Granted pursuant to private placements	$ 0.41		1,119,250	-	-	1,119,250
Granted pursuant to warrant agreement	$ 0.01		50,000,000	-	-	50,000,000

December 31, 2006	$ 0.13	19,500,000	71,869,250	500,000	16,750,000	74,119,250

2007 Activity:
Granted pursuant to warrant agreement	$ 0.03		46,850,000	-	46,850,000	-
Options granted to directors	$ 0.07		3,500,000	-	-	3,500,000
Granted pursuant to private placements	$ 0.15		650,000	-	-	650,000
Cashless exercise of warrants		-	-	-	76,873	(76,873)
Warrants granted for patent	$ 0.04		2,000,000	-	-	2,000,000
Granted pursuant to warrant agreement	$0.03		40,000,000			40,000,000
December 31, 2007 (Restated)	$ 0.0302	74,119,250	93,000,000	-	46,926,873	120,192,377

Cashless adjustment	-	-	-	-	(76,873)	76,873

Warrants exercised	-	-	-	-	44,670,462	(44,670,462)
September 30, 2008	$0.0384	120,192,377	-	-	44,593,589	75,598,788

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

NOTE 11 - LEASES
ASRC leased office space under an operating lease during the nine months ended September 30, 2008. The lease agreement provided for monthly rent of $2,365 to be paid through March 31, 2009. Additionally, ASRC’s subsidiary, Hydra Fuel Cell Corporation leases approximately 2,625 square feet in Portland, Oregon for monthly rent of $4,930.

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

Due to the fact that the term of the lease is greater than 75% of the estimated useful life of the building, the Company is accounting for the lease as a capital lease. The capital lease is valued at $800,000 which is the fair market value of the minimum lease payments and is being amortized over the fifteen year term of the lease. The Company has also imputed interest on the obligation for the three months of the total one year term the Company is not required to make payments. For the nine months ended September 30, 2008, the Company has recorded $29,925 of depreciation expense and $21,665 of imputed interest.

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

In July 2006, ASRC issued warrants to purchase 50,000,000 shares to an investor for cash proceeds of $150,000 in contemplation of negotiating a further financing arrangement that ultimately did not occur. The warrants have a 3-year term and an exercise price of $0.01. ASRC estimated the fair market value of these warrants to be $4,113,000 using a Black-Scholes with key assumptions of (1) expected term of 3 years, (2) calculated volatility of 284.93%, (3) discount rate of 4.3% and (4) zero dividends. Included in the damages, was a potential to refund the $150,000 proceeds received. At the same time, a shareholder pledged 4,000,000 shares of his own stock in ASRC to the investor for collateral. ASRC evaluated these warrants for liability treatment under SFAS 133 and EITF 00-19 taking into consideration View A of EITF 05-04 and determined that it was more economical to settle in “unregistered shares”, thus these instruments were not considered to be liabilities under the authoritative literature. As of September 30, 2008, we are considered to be in default under this warrant agreement because no registration statement was filed. As a result, we have accrued a contingent liability of $150,000 for the original proceeds received and estimated liquidated damages of $35,000 and have recorded a corresponding expense. The company will continue to evaluate further liquidated damages if necessary.  The Company evaluated the liquidated damages to determine whether it qualified for derivative treatment. Based on FASB Staff Position No. EITF 00-19-2, it was determined that since the transfer of consideration under a registration payment arrangement becomes probable and can be reasonably estimated subsequent to the inception of the arrangement or if the measurement of a previously recognized contingent liability increases or decreases in a subsequent period, the initial recognition of the contingent liability or the change in the measurement of the previously recognized contingent liability shall be recognized in earnings. The entity would be required to deliver shares under a registration payment arrangement, (b) the transfer of that consideration is probable, and (c) the number of shares to be delivered can be reasonably estimated, the issuer’s share price at the reporting date shall be used to measure the contingent liability under Statement 5.

After December 31, 2007, the investor sold 3,150,238 shares of common stock of American Securities of the collateral held from the original warrant purchase agreement. As a result of the investor accepting the collateral for this debt, American Securities debt has shifted to a liability owed to the individual that provided the collateral. The valuation of the debt owed to this individual remained the same as of September 30, 2008 as the valuation noted in the preceding paragraph.

NOTE 13 – SUBSEQUENT EVENT

Subsequent to September 30, 2008 through August 7, 2008, the Company issued 18,312,146 shares of its commons stock as follows:

Conversion of convertible debenture plus accrued interest	9,600,137	shares
Hydra Fuel Cell contractor	1,203,703	shares
	10,803,703	shares

On November 4, 2008 US Patent No. 7,445,647 B1was issued for a method for making a single unit fuel cell, with assignment to Hydra Fuel Cell Corporation.

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

Results of Operations
The Company had no revenue during the nine months or three months periods ended September 30, 2008 and 2007.

The Company had no gross profit during the nine months or three months periods ended September 30, 2008 and 2007.

General and administrative expenses were $2,329,907 and $2,426,498 for the nine months ended September 30, 2008 and 2007, respectively.

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

General and administrative expenses were $669,058 and $421,756for the three months ended September 30, 2008 and 2007, respectively. The increase is primarily due to non-cash expense incurred during the nine months ended September 30, 2008.

During the three and nine months periods ended September 30, 2008 and 2007, respectively, a significant amount of the expenses resulted from the Company issuing common stock for services for the following expense categories:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Fair value of warrants issued for services	$308,073	$976,726	$274,420	$548,185
Stock issued for officers and directors' services	67,200	533,716	0	126,182
Stock issued for outside consultants	76,118	385,885	271,256	324,006
Totals	$451,391	$1,896,327	$545,676	$872,191

Research and development expenses were $553,809 and $753,379 for the nine months ended September 30, 2008 and 2007, respectively for costs incurred in its Hydra Fuel Cell and American Hydrogen subsidiaries relating to the development of its HydraStax® hydrogen fuel and hydrogen generator.  The decrease  in 2008 is due primarily to  research and development expenses  incurred by American Hydrogen and Hydra Fuel Cell as the Company continues to develop its HydraStax® hydrogen fuel and hydrogen generator decreasing for the three months ended September 30, 2008 of $12,077 compared to $694,672 for the three months ended September 30, 2007.

The Company had net operating gains/(losses) of $1,480,580 and $(1,139,366) for the three months ended September 30, 2008 and 2007, respectively.  The primary difference is $2,004,356 gain on derivative liability and $194,273 gain on license fee.

The Company had net operating losses of $3,423,779 and $3,234,274 for the nine months ended September 30, 2008 and 2007, respectively.  The primary difference is related to the $55,496 loss on derivative liability, the $325,000 loss on default of convertible debentures and an increase in interest expense ($171,589 and 9,688, respectively) in the nine months ended September 30, 2008.

Liquidity and Capital Resources.
We had no revenues for the three months and nine month periods ended September 30, 2008 and 2007.

Our working capital deficit increased by $721,509 to ($2,533,660) at September 30, 2008 compared to ($1,812,151) at December 31, 2007. This deficit is primarily due to lack of revenues while we are in development stage and we continue to incur ordinary research and development and operating expenses and the derivative liability.

Our cash flows from operations were negative during the nine months ended September 30, 2008 and 2007, respectively, due to our lack of revenues and the continuation of research and development and operating costs. Our primary funding sources during the six months ended September 30, 2008 came from $660,000 in convertible debentures, $663,253 from exercise of warrants for cash. Also there were repayments on debt of $32,733. The resulting cash provided by financing activities was $1,665,520.

We consumed $1,646,517 in cash from operating activities for the nine months ended September 30, 2008 compared with $448,017 for the nine months ended September 30, 2007.

We had a net comprehensive gain/(loss) of $1,480,580, $(1,139,366), $(3,423,779), and $3,234,274 or $0.01, $(0.01), $(0.01), and $(0.03) per share for the three and nine months ended September 30, 2008 and 2007, respectively.

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
Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

As of September 30, 2008, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting.
No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Changes in Securities
Recent Sales of Unregistered Securities

On August 7, 2008, we issued 2,000,000 shares to our Chairman and Chief Executive Officer, Frank Neukomm as compensation for deferring payments on his employment agreement.  These shares were valued at $33,600.

On August 7, 2008, we issued 2,000,000 shares to our President and Director, Robert Farr as compensation for deferring payments on his employment agreement.    These shares were valued at $33,600.

On August 7, 2008, we issued 150,000 shares of our common stock for consulting services.  These shares were valued at $4,200.

On September 29, 2008, we issued 1,666,667 shares of our common stock for consulting services.  These shares were valued at $25,000.

On September 26, 2008, we issued 333,333 shares to our common stock for consulting services.  These shares were valued at $5,000.

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

AMERICAN SECURITY RESOURCES CORPORATION

Date: November 19, 2008	By: /s/ Frank Neukomm
Frank Neukomm, CEO
Date: November 19, 2008	By: /s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., CFO