Form 10-K
period 2008-12-31
American Security Resources Corp.
filed 2010-03-05
CIK 1085069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

Commission file number 000-27419

AMERICAN SECURITY RESOURCES CORPORATION
(Exact name of small business issuer as specified in its charter)

19 Briar Hollow Lane, Suite 125 Houston, Texas 77027
(Address of principal executive offices)

Nevada	90-0179050
(State of incorporation )	(I.R.S. Employer Identification No.)
Registrant’s telephone number, including area code: (713) 465-1001

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $.001 Par Value Common

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2008 is $952,223 (based on its reported last sale price by the OTC Pink Sheets).

The number of shares outstanding of the Registrant's common stock as of December 31, 2008 was 502,704,604

Documents Incorporated By Reference:  None

AMERICAN SECURITY RESOURCES CORPORATION

INDEX TO FORM 10-KSB
December 31, 2008

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements
 Certain statements concerning the Company's plans and intentions included herein may constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan, (c) regulatory acceptance of our products in diverse localities and (d) successful development and market acceptance of the company’s products.

This periodic report may contain both historical facts and forward-looking statements.  Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above.  Moreover, future revenue and margin trends cannot be reliably predicted.

Overview
AMERICAN SECURITY RESOURCES CORPORATION (the “Company” or ARSC) is a holding company with three wholly owned subsidiaries.  Hydra Fuel Cell Corporation has completed several development stages of the HydraStax® unit and testing for certification is currently underway.  We have two additional subsidiaries. We formed American Security Capital Corporation that is to provide financing options for the sales of products created by Hydra Fuel Cell and American Hydrogen. American Hydrogen Corporation is developing technologies to formulate hydrogen that we hope will change the economics of producing hydrogen sufficiently to enable the hydrogen economy.

Hydra Fuel Cell Corporation completed the initial development stage and several advanced stages of the HydraStax® unit and testing for certification is currently underway. We believe that the HydraStax® unit's cost per kWh will be significantly below that of its competitors, giving them a competitive edge as a replacement for residential grid power. Thus, upon certification Hydra intends to aggressively market these units and the Company is actively pursuing financing to begin manufacturing and distribution.

Hydra successfully defended itself from claims of patent infringement brought by a third party in 2006. Hydra’s fuel cell is original and Hydra categorically denied that it infringed on any patents. The Federal Court in Portland, Oregon dismissed the plaintiff’s suit against Hydra in 2008.  We estimate that our Hydra Fuel Cell subsidiary will require approximately $1 million to produce and sell HydraStax® units to cash flow self-sufficiency. There is no guarantee that management will be successful in obtaining these funds.

American Hydrogen Corporation (AHC) was created to develop and commercialize technologies to formulate hydrogen that we believe will change the economics of producing hydrogen sufficiently to enable the hydrogen economy. The first hydrogen formulator that AHC will vend is expected to produce hydrogen from natural gas and propane and will be designed to provide hydrogen for Hydra’s fuel cells.

The Company continues to review acquisition opportunities that would enhance its fuel cell offerings and expand its offerings in alternative energy production.

The Company’s Internet address is http://www.americansecurityresources.com. Information contained on the Company’s web site is not a part of this report. The Company’s stock is traded on Pink Sheets under the symbol “ARSC.PK.”

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

The Company’s Products and Services
The Company is developing hydrogen fuel cells that it expects to begin delivering in 2009. Additionally, the Company is developing technologies to produce hydrogen at a reduced cost.

Employees
As of December 31, 2008, the Company had two contract management employees. None of the Company’s employees are covered by any collective bargaining agreements. Management believes that its relations with its employee contractors are good and the Company has not experienced any work stoppages attributable to employee disagreements.

The Company’s subsidiary, Hydra Fuel Cell Corporation, has approximately six contractors working on the development of the Company’s proprietary HydraStax™ hydrogen fuel cells and other hydrogen related technologies.

The Company’s subsidiary, American Hydrogen Corporation, has approximately three contractors working on the development of the Company’s hydrogen generators.

The Company’s subsidiary, American Security Capital, currently does not have any employees or contractors.

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

Limited Staff
The Company has two officers and five additional directors charged with the responsibility of executing the Company’s business strategy. Any death, injury or other incapacity of one or more of them could adversely affect the Company’s ability to complete its business strategy.

Volatility of Stock Market
There have been significant fluctuations in the market price for the Company's common stock. Factors such as variations in the Company's revenues, earnings, if any, and cash flow and announcements of innovations or acquisitions by the Company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have particularly affected companies in the alternative energy business resulting in changes in the market price of the stocks of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Company’s common stock.

ITEM 2. DESCRIPTION OF PROPERTY

ASRC has leased approximately 1,600 square feet of office space at 19 Briar Hollow Lane, Ste 125, Houston, TX 77027, for approximately $2,650 per month through March 31, 2012. Additionally, the Company’s Hydra Fuel Cell subsidiary leases approximately 5,000 square feet of office and light manufacturing space in Portland, Oregon, for approximately $4,930 per month. The Company believes this space will be sufficient for its needs for the term of the lease.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in litigation arising in the ordinary course of its business.   The Company is presently involved in litigation with Golden State Equity, formerly known as Golden Gate Investors, over funding agreements. Golden State brought suit in December of 2009 alleging default under the terms of the agreements. ARSC counter sued in January and changed jurisdictions to Federal Court in San Diego. While it is too early in the process to accurately predict an outcome, the Company does not believe that the ultimate resolution of the suit will yield a result materially different than the amounts previously called for in the agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a shareholder meeting in July 2008. The Company’s Articles and By-Laws were amended and an employee incentive stock plan was reauthorized.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information.
The Company’s common stock trades on Pink Sheets under the symbol “ARSC.PK”, and was formerly listed on the OTC Bulletin Board under the symbol “ARSC”. The market for the Company’s common stock on Pink Sheets and on the OTC Bulletin Board is limited, sporadic and highly volatile.

The following quotations were provided by Pink Sheets and the OTC Bulletin Board for the Company’s common stock for the last two years. The quotations represent inter-dealer prices and do not necessarily represent actual transactions. These quotations do not reflect dealer markups, markdowns or commissions.

Quarter ended:	High	Low
March 31, 2008	$ 0.033	$ 0.025
June 30, 2008	$ 0.074	$ 0.0151
September 30, 2008	$0.044	$0.01
December 31, 2008	$ 0.013	$ 0.0019

March 31, 2007	$ 0.10	$ 0.03
June 30, 2007	$ 0.06	$ 0.04
September 30, 2007	$ 0.04	$ 0.04
December 31, 2007	$ 0.05	$ 0.03

Holders
The number of record holders of the Company's securities as of the date of this Report is approximately 331.

Dividends
The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare cash dividends in the foreseeable future. On April 7, 2009, the Company announced the plan to spinoff Hydra to its shareholders through a special stock dividend. This will be accomplished through a Proxy and shareholder vote in 2010. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

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

During the year ended December 31, 2007, ASRC issued 2,181,818 shares of our common stock to our Chairman and Chief Executive Officer, Frank Neukomm and our President and Chief Operating Officer in lieu of compensation which were due to them as of December 31, 2006.  These shares were valued at $74,182 based on their market value at the date of grant.  ASRC also issued 250,000 shares of stock to Frank Neukomm as compensation for a sales bonus.  These shares were valued at $10,000.  The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

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

On January 25, 2008, we issued 100,000 shares to our board of directors for services rendered.  These shares were valued at $27,000 based on their market value at the time of issuance.

On January 25, 2008, we issued a total of 400,000 shares to Chairman and Chief Executive Office, our President and Director, and our President of our subsidiary, Hydra Fuel Cell for services rendered.  These shares were valued at $12,000 based on their market value at the time of issuance.

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

On May 20, 2008, we issued 2,000,000 shares each to our Chairman and Chief Executive Officer Frank Neukomm and our President and Director, Robert Farr in lieu of accrued compensation due them.  These shares were valued at $30,800 respectively based on their market value at the time of issuance.

On August 7, 2008, we issued 2,000,000 shares each to our Chairman and Chief Executive Officer Frank Neukomm and our President and Director, Robert Farr in lieu of accrued compensation due them.  These shares were valued at $33,600 respectively based on their market value at the time of issuance.

On August 20, 2008, we issued 1,700,680 shares to our Chairman and Chief Executive Officer Frank Neukomm for settlement of a personal guarantee and pledge of his stock for a debt of the Company.  These shares were valued at $34,014 based on their market value at the time of issuance.

On November 21, 2008, we issued 3,116,883 shares each to our Chairman and Chief Executive Officer Frank Neukomm and our President and Director, Robert Farr in lieu of accrued compensation due them.  These shares were valued at $24,000 respectively based on their market value at the time of issuance.

On December 3, 2008, we issued 6,593,407 shares each to our Chairman and Chief Executive Officer Frank Neukomm and our President and Director, Robert Farr in lieu of accrued compensation due them.  These shares were valued at $24,000 respectively based on their market value at the time of issuance.

On December 15, 2008, we issued 24,000,000 shares to our President of our subsidiary Hydra Fuel Cell Corporation, James Twedt, in lieu of accrued compensation due him.  These shares were valued at $43,050 based on their market value at the time of issuance.

In November 2008, pursuant to a Private Placement Memorandum, we issued 13,250,000 shares to certain accredited investors for cash totaling $178,000.

As consideration for a license agreement with Ohio University, the Company, issued 2,000,000 shares of restricted stock and issued 2,000,000 warrants exercisable for a three year period at $0.041 per share (the closing price on the transaction date).  This agreement was subsequently terminated; however, the common stock and warrants issued remain outstanding.

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

Equity Compensation Plan Information
The Company has a 2009 stock option plan, as filed on Form S-8 on January 30, 2009, under which the Company is authorized to grant incentive stock options, to a maximum of 200 million (200,000,000) shares, to key employees, officers, directors, and consultants of the Company. The plan provides both for the direct award or sale of shares and for the grant of options to purchase shares.

The following table provides information as of December 31, 2008 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities av ailable for future issuance under equity compensation plans (excluding securities shown in first column)
Equity compensation plans approved by shareholders (1)(2)	0	$0.00	200,000,000

Total	0	$0.00	200,000,000

(1) Consists of shares of our common stock issued or remaining available for issuance under our stock compensation plan.
(2) Approved by shareholders of American Security Resources Corporation.

Item 6. Selected Financial Data

The following table contains certain financial and operating data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The balance sheet and statement of operations data were derived from the consolidated financial statements and notes thereto that have been audited by our independent registered certified public accounting firms. The financial data shown below should be read in conjunction with the consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
	2004	2005	2006	2007	2008
Statement of Operations Data:
Revenue	$ -	$ -	$ -	$ -	$ -
Research and development costs	-	-	1,767,084	1,039,652	1,528,081
General and administrative	28,035,760	5,381,900	6,579,160	4,176,295	1,604,224
Loss from operations	(28,087,593)	(5,384,548)	(8,368,581)	(5,277,798)	(3,132,305)
Other income (expense), net	-	-	(231,189)	(208,337)	(653,808)
Net loss	$(28,087,593)	$(5,384,548)	$ (8,599,770)	$(5,486,135)	$(3,818,868)
Net loss per common share	$ (0.90)	$ (0.13)	$ (0.11)	$ (0.04)	$ (0.01)

Weighted average common shares outstanding-basic and diluted	31,284,330	42,053,103	80,723,597	125,033,916	271,793,646
Balance Sheet Data:
Current assets	$ 137,852	$ 154,062	$ 13,022	$ 21,473	$ 183,683
Total assets	147,687	169,517	146,143	2,246,892	276,187
Current liabilities	58,329	25,478	419,320	1,677,299	840,912
Total liabilities	58,329	25,478	419,320	3,133,624	1,993,624
Stockholders' Equity (Deficit)	89,358	144,039	(273,177)	(886,732)	(1,717,437)

Item 7. Management's Discussion and Analysis or Plan of Operation

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

Plan for Future Operations
In 2005, we acquired certain intellectual property and contracted with engineers to begin our hydrogen fuel cell division.  Seven patent applications have been filed covering some of the innovations incorporated in the HydraStax® and we intend to file additional patent applications. In November 2008 the first of the patents was issued.

Our Hydra Fuel Cell subsidiary completed several development stages of the HydraStax® unit and testing for certification is currently underway. We believe that the HydraStax® unit's cost per kWh will be significantly below that of its competitors, giving it a competitive edge as a replacement for residential grid power. Thus, upon certification, Hydra intends to aggressively market these units. The Company is actively pursuing financing to begin manufacturing and distribution. Hydra installed two of its HydraStax® fuel cells in residences, one in Texas in October 2007 and one in Florida in December 2007, as “Beta Test demonstration units”.  These were milestones for Hydra and for the fuel cell industry

American Hydrogen Corporation (AHC) was formed to develop and commercialize technologies to formulate hydrogen that we believe will change the economics of producing hydrogen sufficiently to enable the hydrogen economy.

The Company continues to review acquisition opportunities that would enhance its fuel cell offerings, expand its offerings in alternative energy production or represent opportunities in homeland security or national defense.

We have had no revenue since beginning our Hydra subsidiary.  Although we expect revenues from our HydraStax™ unit during 2009, we do expect cash flows from distribution of the unit to become self-funding during 2009.  We estimate that our Hydra Fuel Cell subsidiary will require approximately $1 million to produce and sell HydraStax® units to cash flow self-sufficiency. There is no guarantee that management will be successful in obtaining these funds.

Critical Accounting Policies
The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals, income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our financial statements because they are affected significantly by management’s judgments, assumptions and estimates.

Accounting for Stock-Based Compensation
Effective December 15, 2005, we adopted the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (ASC 718), previously referred to as Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method.  Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to, but not yet vested, as of December 15, 2005, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718 and (b) the compensation cost for all share-based awards granted subsequent to December 15, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  The Company had not issued any options to employees in the prior periods thus; there was no impact of adopting the new standard.

 Additionally, we accounted for restricted stock awards granted using the measurement and recognition provisions of ASC 718. We measure the fair value of the restricted stock awards on the grant date and recognize them in earnings over the requisite service period for each separately vesting portion of the award.

The Company determines the value of stock options utilizing the Black-Scholes option-pricing model. Compensation costs for share-based awards with pro rata vesting are allocated to periods on a straight-line basis.

Intangible Assets
Intangible assets with estimable useful lives are amortized over respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Accounting Standards Codification 360, “Property, Plant and Equipment” (ASC 360), previously referred to as Statement of Financial Accounting Standards  No. 144, Accounting for Impairment or Disposal of

Off Balance Sheet Arrangements
The Company has no off balance sheet arrangements.

Recent Accounting Pronouncements
 In December 2007, the Financial Accounting Standards Board issued FASB Accounting Standards Codification 805, “Business Combinations” (ASC 805), previously referred to as Statement of Financial Accounting Standards No. 141R “Business Combinations.” ASC 805 will require, among other things, the expensing of direct transaction costs, in process research and development to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements may be required to be measured at fair value recognized each period in earnings. In addition, certain material adjustments will be required to be made to purchase accounting entries at the initial acquisition date and will cause revisions to previously issued financial information in subsequent filings. ASC 805 is effective for transactions occurring after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may have a material impact on our consolidated financial position, results from operations and cash flows should we enter into a material business combination after the standards effective date.

In March 2008, the Financial Accounting Standards Board issued FASB Accounting Standards Codification 815, “Derivatives and Hedging” (ASC 815), previously referred to as Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment to SFAS 133” (SFAS 161). SFAS 161 applies to all derivative instruments accounted for under ASC 815 and requires entities to provide greater transparency on how and why entities use derivative instruments, how derivative instruments are accounted for under ASC 815, and the effect the derivative instruments may have on the results of operations and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. Since ASC 815 only applies to disclosures it has not had a material impact on our consolidated financial position, results from operations, and cash flows.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167, addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses certain key provisions of FIN 46(R), including transparency of enterprises’ involvement with variable interest entities (VIEs). SFAS 167 is effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years. We are currently assessing the implications of this standard and evaluating the impact of adopting SFAS 167 on our consolidated financial statements.

Financial Condition and Results of Operations
The Company had no revenue during the calendar years ended December 31, 2008 and 2007.

The Company had no gross profit during fiscal years2008 and 2007. General and administrative expenses were $ 1,677,876 and $4,176,295for the years ended December 31, 2008 and 2007 respectively. Principal general and administrative expenses included contracted services ($222,245 and $2,940,232, respectively); legal expenses ($352,066 and $460,167, respectively); payroll and contractors ($760,530 and $1,529,569 respectively); and rent ($96,384 and $92,932, respectively).

Research and development expenses were $1,528,081and $1,039,652 for the calendar years ended December 31, 2008 and 2007, respectively for costs incurred in its Hydra Fuel Cell and American Hydrogen subsidiaries relating to the development of its HydraStax® hydrogen fuel and hydrogen generator.

Significant components of operating expenses for 2008 and 2007 were:

	2008	2007
Fair value of warrants issued for services	$72,546	$1,959,329
Stock issued for officers and directors' services	658,780	126,435
Stock issued to outside consultants	510,746	854,468
Totals	$1,242,072	$2,940,232

The Company had net operating losses of $3,818,868 and $5,486,135 for the years ended December 31, 2008 and 2007, respectively.

Liquidity and Capital Resources.
We had no revenues for the years ended December 31, 2008 and 2007.

Our working capital deficit increased by $797,618to ($1,809,941) at December 31, 2008 compared to ($1,012,323) at December 31, 2007. This deficit is primarily due to lack of revenues while we are in development stage and we continue to incur ordinary research and development and operating expenses as well as reflecting our outstanding debenture balances as current liabilities as a result of defaults under SEC filing provisions in those debenture agreements.

Our cash flows from operations were negative during the years ended December 31, 2008 and 2007, respectively, due to our lack of revenues and the continuation of research and development and operating costs. Our primary funding source was the exercise of stock options for cash, issuance of stock for cash, and proceeds from new convertible debentures resulting in total cash provided by financing activities of $1,587,697.

We consumed $1,290,195 in cash from operating activities for the year ended December 31, 2008 compared with $1,651,405 for the year ended December 31, 2007.

We had a net comprehensive loss of $3,818,868 and $5,486,135 or $0.01 and $0.04 per share for the year ended December 31, 2008 and 2007, respectively.

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

ITEM 8 - FINANCIAL STATEMENTS

AMERICAN SECURITY RESOURCES CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	11

Financial Statements

Consolidated Balance Sheets at December 31, 2008	12

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and the period from October 1, 2005 (Re-entering of Development Stage) Through December 31, 2008	13

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2008 and 2007 and the period from October 1, 2005 (Re-entering of Development Stage) through December 31, 2008	14

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and the period from October 1, 2005 (Re-entering of Development Stage) Through December 31, 2008	17

Notes to Consolidated Financial Statements	18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
American Security Resources, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of American Security Resources Corporation as of December 31, 2008 and the related consolidated statements of income, cash flows and stockholders' equity for the year ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of American Security Resources Corporation as of December 31, 2007, were audited by other auditors whose report dated April 14, 2009, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Security Resources Corporation as of December 31, 2008, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

PS STEPHENSON & CO, P.C.

Wharton, Texas
February 28, 2010

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
December 31, 2008

ASSETS
Cash in bank	$ 25,121
Prepaid expenses	139,562
Note Receivable	19,000
Total Current Assets	183,683

Equipment, net of accumulated depreciation of $89,615	73,542

Other assets	18,962

TOTAL ASSETS	$ 276,187

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$393,776
Other current liabilities	263,466
Convertible debentures (net of discounts of $584,605)	397,595
Accrued interest on convertible debentures	53,539
Derivative liability	522,648
Contingent penalty on convertible debentures	218,600
Contingent liability on debentures	19,000
Stock payable	125,000

Total Current Liabilities	1,993,624

Long Term Liabilities	-

Total Liabilities	1,993,624

SHAREHOLDERS' (DEFICIT)
Preferred stock - 1,000,000 shares authorized; $.001 par value; 1,000shares issued or outstanding	1,000

Common stock - 200,000,000 shares authorized; $.001 par value; 502,704,604 shares issued and outstanding	502,705

Additional paid-in capital	50,720,579
Deficit accumulated during the development stage	(20,833,437)
Deficit accumulated from prior operations	(32,108,284)

Total Shareholders' (Deficit)	(1,717,437)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$ 276,187

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2008

	Year Ended December 31, 2008	Year Ended December 31, 2007 (restated)	Re-entering Development Stage to 12/31/08

General and administrative expenses	1,604,224	4,176,295	15,286,299
Depreciation	32,755	61,851	117,889
Research and development expenses	1,528,081	1,039,652	4,335,916
Operating Loss	(3,165,060)	(5,277,798)	(19,740,104)

Other Income (Expense):
Interest income	71,253	4,968	76,221
Loss on derivative liability	(73,652)	-	(73,652)
Permanent impairment of investment			(225,000)
Loss on license fee	(283,500)	(198,571)	(482,071)
Penalty on debenture default	(218,600)		(218,600)
Interest expense	(149,309)	(14,734)	(170,231)
Net Loss	(3,818,868)	(5,486,135)	(20,833,437)

Other Comprehensive Loss:
Change in unrealized loss on investment available for sale	-	-	(86,538)

Comprehensive Loss	$(3,818,868)	$(5,486,135)	$(20,919,975)

Loss per share - basic and fully diluted	$ (0.01)	$ (0.04)

Weighted average no. of shares outstanding	271,793,646	125,033,916

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2008

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit		Comprehensive Loss	Total
			Development Stage	Prior Operations

Balance at 12/31/04	35,319,977	$ 29,741,757	$ (29,652,400)	$ -	$ -	$ 89,357

Shares issued for:
Cash	2,000,000	77,000				77,000
director services	2,624,501	248,567				248,567
Services	8,231,288	1,429,304				1,429,304
warrant expense	-	1,505,897				1,505,897
Compensation	12,000,000	2,040,000				2,040,000
equity swap investment	1,500,000	225,000				225,000
Net loss			(5,384,548)			(5,384,548)
Other comprehensive loss					(86,538)	(86,538)

Balance, 12/31/05	61,675,766	35,267,525	(35,036,948)	-	(86,538)	144,039

Reclassification of accumulated deficit			32,108,284	(32,108,284)
Shares issued for:
Cash	23,744,250	1,905,990				1,905,990
director services	6,698,000	690,885				690,885
consulting service	14,786,051	1,724,639				1,724,639
accrued liabilities	633,292	132,539				132,539
cashless exercise of warrants	1,129,935	-				-
employee and contractor bonuses	37,500	42,188				42,188

Warrants issued for cash		150,000				150,000
Warrants issued for services		2,405,847				2,405,847
Modification of Warrants		1,127,998				1,127,998

Net loss			(8,599,770)			(8,599,770)

Other equity items		(84,070)			86,538	2,468

Balance, 12/31/06	109,604,794	43,363,541	(11,528,434)	(32,108,284)	-	(273,177)

Less: par value of common stock ($0.01)		109,604
Additional paid-in capital		$ 43,253,937

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2008

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit		Comprehensive Loss	Total
			Development Stage	Prior Operations

Balance, 12/31/06	109,604,794	43,363,541	(11,528,434)	(32,108,284)	-	(273,177)
Shares issued for
Cash	46,850,000	1,479,518				1,479,518
O&D fees	2,931,818	126,435				126,435
Consulting service	8,031,407	1,068,028				1,068,028
accrued liabilities	11,289,917	510,151				510,151
cashless exercise of warrants	76,873	-				-
Technology License	2,000,000	82,000				82,000

Warrants issued for services		1,303,221				1,303,221
Technology License		70,150				70,150
Beneficial conversion feature related to convertible note		34,509				34,509

Net loss			(5,486,135)			(5,486,135)

Balance, 12/31/07	180,784,809	48,037,553	(17,014,569)	(32,108,284)	-	(1,085,300)

Less: par value of common stock ($0.01)		180,785
Additional paid-in capital		$47,015,484

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2008

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit		Comprehensive Loss	Total
			Development Stage	Prior Operations

Balance, 12/31/07	180,784,809	48,037,553	(17,014,569)	(32,108,284)	-	(1,085,300)
Shares issued for
Cash	13,250,000	178,000				178,000
O&D fees	66,311,128	658,780				658,780
Consulting service	54,373,998	510,746				510,746
Accrued liabilities	47,984,818	983,945				983,945
Cashless exercise of warrants	18,584,615	-				-
Cashful Warrants	27,011,375	173,290				173,290
Compensation expense		27,000				27,000
Warrants issued for services		196,170				196,170

Beneficial conversion feature related to convertible note	94,403,861	457,800				457,800

Net loss			(3,818,868)			(3,818,868)

Balance, 12/31/08	502,704,604	51,223,284	(20,833,437)	(32,108,284)	-	(1,718,437)

Less: par value of common stock ($0.01)		502,705

Additional paid-in capital		$50,720,579
Plus 1,000,000 shares of Preferred Stock at .001 par value						1,000
Total stockholders’ equity						(1,717,437)

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2008

	Year Ended December 31, 2008	Year Ended December 31, 2007 (restated)	Re-entering Development Stage to 12/31/08
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,818,868)	$ (5,486,135)	$ (20,833,437)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	51,743	61,851	136,879
Contingent penalty	218,600	-	218,600
Common stock issued for services	1,732,669	395,695	8,566,178
Preferred stock issued for services	28,000		28,000
Loss on derivatives	73,652	-	73,652
Discount on convertible debenture, net	-	834	834
Stock option and warrant expense	72,546	2,022,243	4,552,501
Permanent impairment of investment available for sale	-	-	225,000
Contingent liquidated damages expense	-	-	150,000
Change in operating assets and liabilities:
Prepaid expenses	(158,823)	(2,336)	(159,576)
Accrued interest receivable	4,968	-	4,968
Deferred finance costs	(26,252)	-	(26,252)
Accounts payable	(17,883)	285,475	336,288
Loss on license fee	283,500	198,571	482,071
Accrued liabilities	212,414	872,397	1,275,553
Accrued interest	53,539	-	53,539
Net cash used in operating activities	(1,290,195)	(1,651,405)	(4,915,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,571)	(1,998)	(151,832)
Purchase of License Agreement	(283,500)	(25,001)	(308,501)

Net cash provided from (used in) investing activities	(285,071)	(26,999)	(460,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	303,000	-	2,124,920
Shareholders loans	(26,659)	5,000	(1,659)
Paydown on note receivable	575,000		575,000
Proceeds from convertible note	665,000	200,000	865,000
Net borrowings/(pay downs) on line of credit	-	-	45,490
Settlement of derivative liabilities	(101,934)	-	(101,934)
Proceeds from issuance of warrants	173,290	1,479,519	1,802,809

Net cash provided from financing activities	1,587,697	1,684,519	5,309,626

Net change in cash and cash equivalents	12,431	6,115	(65,909)
Cash and cash equivalents, beginning of period	12,690	6,575	91,030
Cash and cash equivalents, end of period	25,121	$ 12,690	$ 25,121

Supplemental disclosure of non-cash financing activities:
Stock issued for accrued expenses	$ 686,748	$ 132,539	$ 819,287
Cashless exercise of warrants	$18,585	$ 1,130	$ 19,715
Cash paid for interest and income taxes	$ 113,005	$ -	$ 113,005

The accompanying notes are an integral part of these financial statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in Nevada in 1998. It began operations as Computer Automation Systems, Inc. In January of 2004, the Company was recapitalized and its name was changed to Kahuna Network Security Inc. On July 2, 2004, the Board of Directors voted to change the name of the Company to American Security Resources Corporation (“ASRC” or “the Company”), a change that was ratified by a majority of the Company’s shareholders in July of 2004.

Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of American Security Resources Corporation and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated. Management determined that ASRC, upon embarking on the new business plan of development and marketing of the HydraStax hydrogen fuel cell, has re-entered the development stage as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. Consequently, ASRC has presented these financial statements in accordance with that Statement, including losses incurred from October 1, 2005 (re-entering of development stage) to December 31, 2008.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the statement of cash flows, ASRC considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment is valued at cost.
Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

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

Intangible Assets
Intangible assets with estimable useful lives are amortized over respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Accounting Standards Codification 360, “Property, Plant and Equipment” (ASC 360), previously referred to as Statement of Financial Accounting Standards  No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Research and Development Costs
All research and development costs are expensed as incurred, including primarily contracting costs.

Income Taxes
The Company accounts for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (ASC 740), previously referred to as Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740-10, we determined that our net deferred tax asset needed to be fully reserved given recent results of operations.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, also included in ASC 740. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

Basic and Diluted Net Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. The number of potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been antidilutive was 41,826,702 common stock potentially issuable under outstanding options/warrants.

Stock Based Compensation
Effective December 15, 2005, we adopted the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (ASC 718), previously referred to as Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method.  Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to, but not yet vested, as of December 15, 2005, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718 and (b) the compensation cost for all share-based awards granted subsequent to December 15, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  The Company had not issued any options to employees in the prior periods thus; there was no impact of adopting the new standard.

 Additionally, we accounted for restricted stock awards granted using the measurement and recognition provisions of ASC 718. We measure the fair value of the restricted stock awards on the grant date and recognize them in earnings over the requisite service period for each separately vesting portion of the award.

The Company determines the value of stock options utilizing the Black-Scholes option-pricing model. Compensation costs for share-based awards with pro rata vesting are allocated to periods on a straight-line basis.

Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. Management believes that the carrying values of these assets and liabilities are representative of their respective fair values based on their short-term nature.

Recently issued accounting pronouncements
In December 2007, the Financial Accounting Standards Board issued FASB Accounting Standards Codification 805, “Business Combinations” (ASC 805), previously referred to as Statement of Financial Accounting Standards No. 141R “Business Combinations.” ASC 805 will require, among other things, the expensing of direct transaction costs, in process research and development to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements may be required to be measured at fair value recognized each period in earnings. In addition, certain material adjustments will be required to be made to purchase accounting entries at the initial acquisition date and will cause revisions to previously issued financial information in subsequent filings. ASC 805 is effective for transactions occurring after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may have a material impact on our consolidated financial position, results from operations and cash flows should we enter into a material business combination after the standards effective date.

In March 2008, the Financial Accounting Standards Board issued FASB Accounting Standards Codification 815, “Derivatives and Hedging” (ASC 815), previously referred to as Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment to SFAS 133” (SFAS 161). SFAS 161 applies to all derivative instruments accounted for under ASC 815 and requires entities to provide greater transparency on how and why entities use derivative instruments, how derivative instruments are accounted for under ASC 815, and the effect the derivative instruments may have on the results of operations and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. Since ASC 815 only applies to disclosures it has not had a material impact on our consolidated financial position, results from operations, and cash flows.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167, addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses certain key provisions of FIN 46(R), including transparency of enterprises’ involvement with variable interest entities (VIEs). SFAS 167 is effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years. We are currently assessing the implications of this standard and evaluating the impact of adopting SFAS 167 on our consolidated financial statements.

NOTE 2 - GOING CONCERN
As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $3,818,868 and $5,486,135 in the years ended 2008 and 2007, respectively. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31, 2008:

Description	Life	Amount	Accumulated Depreciation	Net Book Value
Office furniture and equipment	Generally 5 years	$43,199	$ 22,739	$ 20,460
Equipment	From 3 to 7 years	119,958	66,876	53,082
Totals		$ 163,157	$ 89,615	$73,542

NOTE 4- INTANGIBLE ASSETS
At December 31, 2007, the Company’s intangible asset consisted of a license with Ohio University for Hydrogen technology. Pursuant to the License Agreement dated August 2, 2007 between the Company and Ohio University (the “License Agreement”), the Company had a revocable, exclusive, royalty-bearing, worldwide license in and to technology relating to ammonia fuel cell electrolyzer.

The License Agreement has an initial term equal to the remaining life of Ohio University’s patent, which was approximately 17 years.  At December 31, 2007, the Company has recorded $20,080 in amortization expense based on the straight line method over the 17 years left on the initial 20 year life of the patent.

As consideration for the license from Ohio University, the Company paid $100,000, issued 2,000,000 shares of restricted stock, issued 2,000,000 warrants exercisable for a three year period at $0.041 per share (the closing price on the transaction date) and agreed to provide the University with $600,000 in sponsored research on the patent, all which in the aggregate the Company valued at $819,300.   The Company determined the fair value of the 2,000,000 shares of restricted stock by using the closing price ($.041 per share) of the stock on the Agreement. The warrants were valued at $37,300 using the Black Scholes model as described in Note 9. Additionally, the Agreement calls for the Company to pay a royalty of 4% of annual sales of manufactured ammonia Electrolyzer units, 8% of net sales of Hydrogen fuel and other products and services based on the Licensed Technology, Company improvements or joint improvements.  The Company shall also pay Ohio University 30% of the upfront fees, milestone fees, royalties and/or other compensation or consideration received by the Company in exchange for the grant of sublicense rights in any portion of the Licensed Technology, Company improvements or joint improvements to persons or entities not party to the License Agreement.  The Company has agreed to pay Ohio University an annual development budget of $25,000 until the annual royalties due Ohio University exceed $25,000.  A failure to comply with any of the above requirements could result in the termination of the License Agreement by Ohio University.

At March 31, 2008, the Company was in default of the agreement due to non payment. . On August 12, 2008, the Company paid Ohio University approximately $208,000 to bring current its liability on the license fees and sponsored research payments.
During the fourth quarter 2008, the Company was again in default and opted to terminate its agreement with Ohio University and determined that the License Agreement did not have any future economic benefit or any substantial value; as a result, the Company wrote of the remaining balance of the intangible resulting in a loss of $283,500.

NOTE 5 – CONVERTIBLE DEBENTURE

At December 31, 2008, the Company had convertible debentures outstanding as follows:

	Outstanding Balance of Convertible Debenture	Unamortized Discount

December 13, 2007 Debenture	$437,200	$162,373
January 17, 2008 Debenture	-	-
February 28, 2008 Debenture	495,000	401,817
May 16, 2008 Debenture	50,000	20,415
Total Convertible Debentures at September 30, 2008	$982,200	$584,605

Following is a description of each of the convertible debentures listed above:

December 13, 2007 Debenture
The Company entered into a Securities Purchase Agreement with an accredited investor on December 13, 2007for the sale of $1,500,000 in a convertible debenture bearing interest at 7.25% per annum, payable on or before December 12, 2010.

A prospectus relates to the resale of the common stock underlying the convertible debenture.  The terms of the convertible debenture calls for the investor to provide the Company with an aggregate of $1,500,000 as follows;

•	$200,000 was disbursed on December 13, 2007, with aggregate additional funding of $575,000 during the year ended December 31, 2008.
•
$1,300,000 secured promissory note bearing interest at 7.75% per annum, due on demand at any time after February 1, 2011.  The investor is obligated to make monthly periodic prepayments of $250,000 during each month that the promissory in outstanding.  Interest is payable on a monthly basis, commencing January 15, 2008.  The interest rate shall be increased by 0.25 percentage points per each Periodic Prepayment that is not paid by the investor, provided however that in no event shall the interest rate exceed an amount equal to 12.5%.  During the year ended December 31, 2008, the Company received $575,000 under this promissory note.

Accordingly, we have received a total of $575,000 and $200,000 pursuant to the Securities Purchase Agreement during the years 2008 and 2007 respectively.  Pursuant to the convertible debenture the investor may convert the amount paid towards the Securities Purchase Agreement into common stock of the Company at a conversion price equal to the lesser of (i) $0.25, or (ii) 80% of the average of the 5 lowest volume weighted average prices during the 20 trading days prior to investor’s election to convert (the percentage being a “Discount Multiplier”).  If any portion of the principal or accrued interest on this convertible debenture is not paid within ten (10) days of when it is due, the Discount Multiplier shall decrease by one percentage point (1%) for all conversions of the convertible debenture.  If the investor elects to convert a portion of the convertible debenture and, on the day that the election is made, the volume weighted average price is below $0.01, we shall have the right to prepay that portion of the convertible debenture that investor elected to convert, plus any accrued and unpaid interest, at 150% of such amount.  In the event that we elect to prepay that portion of the convertible debenture, investor shall have the right to withdraw its conversion notice.

We evaluated this agreement pursuant to FASB Statement No. 133 and due to the Company’s option to settle in cash if the weighted average price drops below a certain point and sufficient shares appear available, we determined no embedded derivatives existed and FASB No. 133 did not apply.

As required by Emerging Issues Task Force Issue 98-05 “Accounting for Convertible Securities with Beneficial Conversion Features”, we valued the beneficial conversion feature related to the outstanding debt which was treated as a loan discount and amortized to interest expense using the effective interest rate method over the life of the note.

During 2008 the investor converted $337,800 of the outstanding principal into 81,189,562 shares of common stock of the Company.  The Company also received $575,000 in principal payments on the secured promissory note during 2008.

In the event that we default on the payment of the convertible debenture, the investor shall have the right to declare the outstanding principal and accrued interest immediately due and payable in cash at a price of 150% of the outstanding principal and accrued interest.  The company became in default on this debenture when we were unable to timely file required periodic and annual reports required to be filed pursuant to Section 12 or 15(d) of the 1934 Securities and Exchange Act. One of the requirements in our convertible debenture agreement was that the Company timely file all reports required As a result, the convertible debenture was callable by the holder at 150% of the unpaid principal balance at December 31, 2008. The Company also asserts that the investor breached its agreement resulting in the acceleration of the remaining balance plus a penalty (Note 14).

The Company has accrued an estimated penalty of $218,600 at December 31, 2008. The default also caused this convertible debenture to be treated as a current liability as it became payable on demand. The Company determined that the penalty should not be given derivative treatment, because in the event the penalty is called by the holder, it is to be paid in cash.

January 17, 2008 Debenture
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

In July 2008, the investor converted the outstanding principal into 5,360,161 shares of common stock of the Company.

February 28, 2008 Debenture
On February 28, 2008, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of an aggregate of $515,000 in a convertible debenture bearing interest at 7.25% per annum, payable on or before February 28, 2012. There were $35,000 in financing costs for this debt issuance. The financing costs were deferred and amortized using the effective interest method. This expense was $7,292 for the year ended December 31, 2008.

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

In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $558,412 and an offsetting loss on derivative of $43,412 and discount on debt of $515,000. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 4 years; (2) a computed volatility rate from 132% to 197%(3) a discount rate of 2.10% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the year ended December 31, 2008, $93,183 was amortized and is included in interest expense. The loss on derivative is equal to the difference between the discount on debt and the derivative liability. The instrument was re-valued at period end, and the resulting change for the year of $9,507 was included in the statement of operations as a net gain on the derivative liability.

During fiscal 2008, the investor converted $20,000 of the outstanding principal into 7,854,138 shares of common stock of the Company.

The company became in default on this debenture when we were unable to timely file required periodic and annual reports required to be filed pursuant to Section 12 or 15(d) of the 1934 Securities and Exchange Act. One of the requirements in our convertible debenture agreement was that the Company timely file all reports required As a result, the convertible debenture could be called by the holder for the unpaid principal balance at December 31, 2008.  The default caused this convertible debenture to be treated as a current liability as it became payable on demand.

May 16, 2008 Debenture
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

In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $48,996 and an offsetting discount on debt of $48,996. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1 year; (2) a computed volatility rate of 132% (3) a discount rate of 2.17% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the year ended December 31, 2008, $28,581 was amortized and is included in interest expense. The instrument was re-valued at year end, and the resulting change of $23,105 was included in the statement of operations as a reduction of the derivative liability.

Subsequent to December 31, 2008, the holder of this convertible debenture converted the outstanding principal and accrued interest into 39,772,727 shares of common stock of the Company.

Derivative Liability
The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the derivative treatment. The Company valued these warrants using the Black-Scholes valuation model. The result of the valuation is a derivative liability in the amount of $72,546. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term ranging from 1.71 to 2.75  years; (2) a computed volatility rate ranging from 129% to 190% (3) a discount rate ranging from 0.37% to 1.79% and (4) zero dividends. The valuation of these warrants was treated the same way as the liability associated with the debt. There were no other instruments found to be tainted by the derivative treatment.
	Derivative Liability 12/31/2008	Gain (Loss) on Derivative Year Ended 12/31/08
February 28, 2008 Debenture	$424,211	$(24,211)
May 16, 2008 Debenture	25,891	23,105
Warrants Outstanding	72,546	(72,546)
Derivative Liability	$522,648	$(73,652)

NOTE 6 - PREFERRED STOCK
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

There are no Series B Preferred Shares issued and outstanding as of December 31, 2008.

NOTE 7 - COMMON STOCK
In 2005, ASRC issued 2,624,501 shares of common stock to directors for services valued at the then market price totaling $248,567 and issued 8,231,288 shares of common stock to outsiders for services valued at the then market price totaling $1,429,304.

On June 30, 2005, we issued warrants to purchase 6,000,000 common shares to an outside consultant. As such we recorded an expense of $1,505,897 during the quarter that was estimated using the Black Scholes pricing model. Significant assumptions used were (1) 2 year term, (2) volatility of 149.80%, (3) risk-free rate of 3.5% and (4) dividends of zero.. Subsequently, the consultant exercised warrants to purchase 2,000,000 shares for $77,000 in cash. The market value at the time of the exercise was $780,000, but appropriately, there was no additional compensation expense recorded. The remaining warrants were then cancelled. The warrants contained no cashless provision.

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

As consideration for the license from Ohio University, the Company paid $100,000, issued 2,000,000 shares of restricted stock, issued 2,000,000 warrants exercisable for a three year period at $0.041 per share (the closing price on the transaction date) and agreed to provide the University with $600,000 in sponsored research on the patent,.

During the year ended ending December 31, 2008, ASRC issued 13,250,000 common shares for cash proceeds from private placements of $178,000.

During the year ended ending December 31, 2008, ASRC issued 19,611,375 common shares for cash proceeds from warrant exercises of $86,290.

During the year ended December 31, 2008, ASRC granted options to purchase 7,400,000  shares of its common stock pursuant to a consulting contract with an exercise price equal to 70% of the average closing price of the lowest 8 days of the prior twenty trading days and were exercisable for 90 days. The value of the options was computed using the Black-Scholes pricing model using the following input values and assumption: (1) Stock price: the closing price on the day previous to the grant date; (2) warrant exercise price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days; (3) volatility of 92% - 190%; (4) discount rate of  0.37 to 3.02%; (5) term of .2 to 3.4 years and (6) a zero dividend rate.  The amount of expense recognized during the year ended 2008 with these warrants was $72,546 and is included in general and administrative expenses.  All of these options were exercised, resulting in cash receipts of $87,000.

During the year ended ending December 31, 2008, ASRC issued 28,113,618 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $593,993.  The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the year ended December 31, 2008 ASRC issued 74,245,198 shares of stock in lieu of compensation to consultants for services rendered at Hydra Fuel Cell and American Hydrogen.  These shares were valued at $900,698 based on their market value at the time of issuance, as reflected in these financial statements.

During the year ended December 31, 2008, there was a cashless exercise of 45,584,425 warrants resulting in the issuance of 18,584,615 shares of common stock.

During the year ended ending December 31, 2008, ASRC issued 54,221,260 common shares for officers and directors fees.  These shares were valued at $320,264 based on their market value at the time of issuance, as reflected in these financial statements.

During the year ended December 31, 2008, ASRC issued 8,054,253 shares to our Chairman and Chief Executive Officer, Frank Neukomm as indemnification for his pledging an equal number of shares on the St. George Investments, LLC convertible debenture transaction in February 2008 and also guaranteeing the convertible debenture liability.  These shares were valued at $225,519 based on their market value at the time of issuance.

During the year ended December 31, 2008, ASRC issued 4,035,615 shares to our President and Director, Robert Farr as indemnification for his pledging an equal number of shares on the St. George Investments, LLC convertible debenture transaction in February 2008 and also guaranteeing the convertible debenture liability.  These shares were valued at $112,997 based on their market value at the time of issuance.

NOTE 8 - STOCK-BASED COMPENSATION
During the year ended December 31, 2008, ASRC issued a total of 64,510,448 shares of our common stock to our Chairman and Chief Executive Officer, Frank Neukomm, our President and Chief Operating Officer, Robert Farr, and the President of our subsidiary Hydra Fuel Cell, in lieu of compensation which were due to them. These shares were valued at $619,780 based on their market value at the date of grant.

During the year ended December 31, 2008, ASRC issued 500,000 shares of our common stock to our Board of Directors as compensation for their service. These shares were valued at $39,000 based on their market value in these financial statements. The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

 During the year ended December 31, 2008, ASRC issued 74,245,198shares of stock in lieu of compensation to consultants for services rendered at Hydra Fuel Cell.  These shares were valued at $900,698 based on their market value at the time of issuance, as reflected in these financial statements.

During the year ended December 31, 2008, ASRC issued 28,113,618 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $593,993.  The expense is equal to the fair value of the shares at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

NOTE 9 –WARRANTS AND OPTIONS
In 2007, ASRC granted options to purchase 46,850,000shares of its common stock pursuant to a consulting contract with an exercise price equal to 70% of the average closing price of the lowest 8 days of the prior twenty trading days and were exercisable for 90 days. The value of the options was computed using the Black Scholes pricing model using the following input values and assumption: (1) Stock price: the closing price on the day previous to the grant date; (2) warrant exercise price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days; (3) volatility ranging from 95.62% to 195.42%; (4) discount rate of 4.72% to 4.91%; (5) term of 90 days and (6) a zero dividend rate.  The amount of expense recognized during 2007 in connection with these warrants was $1,240,307 and is included in general and administrative expenses for the year ended December 31, 2007.  All of these options were exercised, resulting in cash receipts of $1,471,049.

On August 2, 2007, the Company issued Ohio University 2,000,000 warrants exercisable over a three year period at the closing price of the Company’s common stock on the closing date, which was $0.041 on August 2, 2007.  The Company valued the warrants at $37,500 by using the Black Scholes model with assumptions including: (1) three years: (2) a computed volatility rate of 117.24%: (3) a discount rate of 4.57% and (4) zero dividends.  This amount was written off in conjunction with the Company’s termination of the Ohio Agreement (Note 4)

In 2007, ASRC issued 650,000 shares and granted warrants to purchase 650,000 shares of our common stock pursuant to a Private Placement Memorandum with two accredited investors whereby the investors purchased 650,000 Investment Units consisting of (a) 1 share of common stock, (b) ½ of one option to purchase a share of our common stock at $0.10 and (c) ½ of one option to purchase a share of our common stock at $0.20. These warrants vested immediately and had a term of three years. We allocated the proceeds of $32,500 to the warrants and common stock based on the relative fair value of each. We estimated the fair value of these warrants using the Black Scholes method with assumptions including: (1) term of 3 years; (2) a computed volatility rate of 194.65% (3) a discount rate of 4.78 % and (4) zero dividends. The relative fair value of these options was estimated to be $18,931 and is included in general and administration expenses for the year ended December 31, 2007.

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

In 2007, ASRC granted a distributor for 40,000,000 warrants, that are exercisable at the lower of $0.03 or the lowest closing price at any time prior to the exercise of any or all of the warrants that have a expiration date of December 18, 2008.  We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 1 year; (2) a computed volatility 117% (3) a discount rate of 4.5% and (4) zero dividends. Based on the warrant agreement, consulting expense of $719,022 was recorded as general and administrative expense for the valuation of the warrants as of December 31, 2007.  During the year ended December 31, 2008, 19,611,489 warrants were exercised for cash proceeds of $86,290.

In 2008, the Company granted warrants to purchase 15,000,000 shares of our common stock pursuant to a Securities Purchase Agreement for cash proceeds of $15,000.  The warrants are exercisable over a seven year period at a closing price equal to $0.0297 per share, which was calculated based on 110% of the VWAP on the trading day immediately before the closing date, as defined in the agreement.  We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 7 years; (2) a computed volatility 190% (3) a discount rate of 1.2% and (4) zero dividends.  The warrant agreement provided for a cashless exercise, and during the year ended December 31, 2008, the holder of the warrants received 8,584,615 shares of common stock of the Company.

In 2008, the Company granted warrants to purchase an aggregate 10,000,000 shares of common stock pursuant to a consulting agreement.  The warrants are exerciseable over a one year period at an exercise price of $0.005 per share.  We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 1 year; (2) a computed volatility 285% (3) a discount rate of 4.3% and (4) zero dividends.  The fair value of these options was estimated to be $11,826  and is included in general and administrative expenses for the year ended December 31, 2008.

In 2008, the Company granted options to purchase 7,400,000 shares of its common stock pursuant to a consulting contract with an exercise price equal to 70% of the average closing price of the lowest 8 days of the prior twenty trading days and were exercisable for 90 days. The value of the options was computed using the Black Scholes pricing model using the following input values and assumption: (1) Stock price: the closing price on the day previous to the grant date; (2) warrant exercise price equal to 70% of the weighted average price of the lowest eight days of the prior twenty trading days; (3) volatility ranging from 92% to 190%; (4) discount rate of 1.26% to 3.02%; (5) term of 90 days and (6) a zero dividend rate.  The amount of expense recognized during 2008 in connection with these warrants was $72,546 and is included in general and administrative expenses for the year ended December 31, 2008.  All of these options were exercised, resulting in cash receipts of $87,000.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the derivative treatment. The Company valued these warrants using the Black-Scholes valuation model. The result of the valuation is a derivative liability in the amount of $72,546. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term ranging from 1.71 to 2.75  years; (2) a computed volatility rate of 190% (3) a discount rate ranging from 0.37% to 1.79% and (4) zero dividends. The valuation of these warrants was treated the same way as the liabilityassociated with the debt. There were no other instruments found to be tainted by the derivative treatment.

Summary of warrant and options information is as follows:

	Weighted Avg. Exercise Price	Outstanding Beginning of Period	New Grants	Forfeitures and Cancellations	Exercises	Outstanding End of Period

Year ended December 31, 2004	$0.58	-	19,500,000	-	-	19,500,000
December 31, 2004			19,500,000	-	-	19,500,000

2005 Activity:
2005 Grants	$0.30		1,000,000	-	-	1,000,000
2005 Grants	$0.30		5,000,000	-	-	5,000,000
Exercised for cash	$0.04		-	-	2,000,000	(2,000,000)
Cancelled	$0.30		-	4,000,000	-	(4,000,000)

December 31, 2005	$ 0.60	19,500,000	6,000,000	4,000,000	2,000,000	19,500,000

2006 Activity:
Granted pursuant to consulting arrangements	$ 0.08		15,250,000	-	15,250,000	-
Forfeitures and cashless exercise	$ 0.13		-	500,000	1,500,000	(2,000,000)
Options granted to directors	$ 0.19		5,500,000	-	-	5,500,000
Granted pursuant to private placements	$ 0.41		1,119,250	-	-	1,119,250
Granted pursuant to warrant agreement	$ 0.01		50,000,000	-	-	50,000,000

December 31, 2006	$ 0.13	19,500,000	71,869,250	500,000	16,750,000	74,119,250
2007 Activity:
Options granted to directors	$0.07		3,500,000			3,500,000
Grants pursuant to consulting agreements	$.003		87,500,000		46,850,000	40,650,000
Cash less exercise					76,873	(76,873)
Forfeits	$0.03			17,500,000		(17,500,000)
New grant	$0.04		2,000,000			2,000,000

December 31, 2007		74,119,250	93,000,000	17,500,000	46,926,873	102,692,377
2008 Activity:
Forfeitures and cashless exercise	$0.0021			20,669,761	30,584,425	(51,254,186)
Grant to accredited investor	$0.0017		15,000,000		15,000,000
Grants for legal services	$0.012		7,400,000		7,400,000
Grants to consultants	$0.005		10,000,000			10,000,000
Exercised by consultants	$0.044				19,611,489
December 31, 2008		102,692,377	32,400,000	(20,669,761)	(72,595,914)	41,826,702

NOTE 10- INCOME TAXES
ASRC uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008 and 2007, ASRC incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward and temporary differences has been fully reserved. The cumulative net operating loss carry-forward is approximately $15,800,000 at December 31, 2008 and will expire in the years 2018 and 2026. The resulting deferred tax asset arising from NOL carry forwards of $6,043,200 has been fully reserved.

NOTE 11 - RELATED PARTY TRANSACTIONS
As described in Note 7 above, during the year ended December 31, 2008, ASRC issued a total of 64,510,448 shares of our common stock to our Chairman and Chief Executive Officer, Frank Neukomm, our President and Chief Operating Officer, Robert Farr, and the President of our subsidiary Hydra Fuel Cell, in lieu of compensation which were due to them . These shares were valued at $619,780 based on their market value at the date of grant.

During the year ended December 31, 2008, ASRC issued 500,000 shares of our common stock to our Board of Directors as compensation for their service. These shares were valued at $39,000 based on their market value in these financial statements. The amount is equal to the fair value of the shares at the time the Board authorized their issuance.

NOTE 12 - LEASES
ASRC leased office space under an operating lease during 2008 and 2007. The lease agreement provided for monthly rent of $2,650 to be paid through March 31, 2012. Additionally, ASRC’s subsidiary, Hydra Fuel Cell Corporation leases approximately 5,000 square feet in Portland, Oregon for monthly rent of $4,930.

Minimum lease payments due under non-cancelable leases over the next five years and thereafter are as follows as of December 31, 2008:

Year Ending December 31,
2009	$ 31,800
2010	31,800
2011	31,800
2012	7,950
Total	$103,350

Total rent expense was $96,384 and $92,932 during 2008 and 2007, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
ASRC is involved in pending litigation for alleged patent infringement by a third party related to its hydrogen fuel cell technology. ASRC affirmatively defends its position that it has not infringed on the third party patent. On August 14, 2008, the Company received a judgment in the United States District Court for the District of Oregon that the plaintiff’s claims against the Company were dismissed and the Company was awarded costs against the plaintiff in the amount of $11,517.

On January 7, 2008, the Company entered into a lease/purchase agreement with Meigs County Community Improvement Corporation of Pomeroy, Ohio on a 10,000 square foot building and approximately 3 acres of property in Tuppers Plains, Ohio.  The Company shall commence monthly payments of $7,049.89 on February 1, 2009 for the fifteen-year term of the lease.  The Company shall have an option to purchase the building and property during the term of the lease for a sum of $800,000 less the amount of principal that has been paid to date of closing based on a 6% interest rate.  During the fourth quarter of 2008, we determined that this lease did not suite our operating needs and negotiated a complete cancellation of the agreement effective in February 2009.  Both parties agreed no money or liability is due by us or the lessor.  Consequently, we wrote off the capitalized asset and corresponding lease obligation during 2008.

As previously mentioned, in Note 5, ASRC was in default with a Securities Purchase Agreement with an accredited investor at December 31, 2008.  The Company has accrued an estimated contingent liability of $218,600 representing an estimated penalty due according to the Purchase Agreement.

NOTE 14 – SUBSEQUENT EVENTS
In February 2009, the holder of a $50,000 convertible debenture converted the outstanding principal and accrued interest into 39,772,727 shares of common stock of the Company.

The Company is presently involved in litigation with Golden State Equity, formerly known as Golden Gate Investors, over funding agreements. Golden State brought suit in December of 2009 alleging default under the terms of the agreements. ARSC counter sued in January and changed jurisdictions to Federal Court in San Diego. While it is too early in the process to accurately predict an outcome, the Company does not believe that the ultimate resolution of the suit will yield a result materially different than the amounts previously called for in the agreements.

PART III

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
On November 13, 2008, McElravy, Kinchen Associates, P. C. was dismissed as the independent auditor for the Company.

 McElravy, Kinchen Associates, P. C. has served as the independent auditor  of the Company’s annual financial statements from the period ending December 31, 2007 through the subsequent interim periods ended June 30, 2008.  From the date on which McElravy, Kinchen Associates, P. C. was engaged until the date they were dismissed, there were no disagreements with McElravy, Kinchen Associates, P. C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McElravy, Kinchen Associates, P. C., would have caused McElravy, Kinchen Associates, P. C. to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no “reportable events” as that term is defined in Item 304(a) (1) (iv) of Regulation S-B.

McElravy, Kinchen Associates, P.C.’s report on the Company’s financial statements for year ended December 31, 2007, did not contain adverse opinions or disclaimers of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

On October 27, 2008, the Company executed an engagement letter with Clay Thomas, P. C. to assume the role of its new certifying accountant. Clay Thomas P. C. has been asked to perform the quarterly review of the Company for the quarter ended September 30, 2008.

On May 18, 2009, Clay Thomas PC resigned as the independent auditor for the Company.

Clay Thomas PC served as the independent auditor of the Company’s financial statements beginning from the period ending September 30, 2008 and restated quarterly reports for the period ended March 31, 2008 and June 30, 2008.  From the date on which Clay Thomas PC was engaged until the date they resigned, there were no disagreements with Clay Thomas PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Clay Thomas PC., would have caused Clay Thomas PC to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no “reportable events” as that term is defined in Item 304(a) (1) (iv) of Regulation S-B.  Clay Thomas PC did not prepare any reports on the Company’s financial statement.

On January 19, 2010, PS Stephenson & Co., P. C. was appointed as the independent auditor for American Security Resources Corporation (the “Registrant”).

The Company had no discussions with PS Stephenson & Co., P. C., prior to their appointment, regarding application of accounting principles to any transaction completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor was any discussion held on any matter that is subject of a disagreement or a reportable event.

Item 9A (T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by us in Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were ineffective.  The failure to timely file this annual report for 2008 leads to the conclusion that the disclosure controls and procedures were not effective.  As of the date of this report, the Company has added the further step of fully discussing with its outside advisors whether they are aware of any new SEC rules and regulations affecting our disclosure requirements and whether each report being filed is compliant with current rules and regulations. Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Controls
During the quarter ended December 31, 2008, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications
Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

ITEM 10 - Directors, Executives Officers, Promoters and Control Persons

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
Name	Positions Held	Date of Election or Designation

Robert C. Farr	President/COO	11/23/05
	Director	10/27/04

Frank Neukomm	Director	02/25/04
	Secretary	11/08/04
	Chairman/CEO	11/21/05

Robert J. Wilson	Director	07/21/05

Marlin Williford	CFO (1)	07/05/07

Sam Lindsey	CFO (1)	11/1/08

John A. Wilkinson	CFO (1)	04/08/09

Alvie T. Merrill	Director	10/11/06

James R. Twedt	Director	10/11/06

R. Brian Klock	Director	01/10/09

(1)	Mr. Williford performed the Chief Financial Officer duties for the Company on a contract basis until he was replaced by Mr. Lindsey. Mr. Lindsey was replaced by John A, Wilkinson CPA in April 2009.

Business Experience
Frank Neukomm (60), Chairman/ CEO, has an extensive background in finance, mergers and acquisitions, and sales and marketing. Mr. Neukomm has served as a senior executive of brokerage and M & A companies, software companies and telecom companies. Mr. Neukomm has been instrumental in purchasing or starting companies in industries as diverse as insurance, consumer retail goods, industrial services and wireless telecommunications. Since 1995, Mr. Neukomm has served as President of NeuHaus Advisors, Inc., a consulting firm to the telecommunications industry.

Robert Farr (64), President/COO has extensive Fortune 500 management experience in a variety of industries. His experience extends to domestic and international finance, marketing, manufacturing and distribution. He is the Principal of Creative Equity Strategies.

John A. Wilkinson, CPA, CFO, has over twenty years public accounting experience and CFO experience. He previously served as chief accounting officer of Computer Automation Systems Inc., a predecessor enterprise to ARSC.

Robert J Wilson , Director, is a CPA and an independent Director who serves as Audit Committee Chairman.

Alvie T. Merrill, Director, is Chairman of Merrill-Zurich Inc., a diversified real estate management and consulting firm. Mr. Merrill is also President of A. T. Merrill Business Consulting that has advised over 200 public and private companies since 1980. Mr. Merrill has extensive public company experience from his consulting activities and is active in numerous civic and charitable organizations in hometown of Lake Jackson, Texas.

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

R. Brian Klock, Director, is a retired Naval officer with significant experience in intelligence and financial matters.

Compliance with Section 16(a) of the Exchange Act
Each of the Company's directors and executive officers filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission. To the best knowledge of management, all reports required to be filed by members of management under Section 16(a) of the 1934 Act have been filed.

Item 11. Executive Compensation.
Messrs. Robert Farr, Director and Chief Operating Officer, and Frank Neukomm, Chairman and Chief Executive Officer, each had $12,000 per month compensation accrued during 2008 and 2007 for a total annual amount of $144,000, respectively. Of that amount, Frank Neukomm was paid $108,500 and Robert Farr was paid $96,500 in cash during 2008.  Both Frank Neukomm and Robert Farr were paid $66,000 in 2007.  Mr. Newton, Chief Financial Officer, received no cash compensation during 2008 and 2007.

Additionally, Messrs. Farr and Neukomm received 4 million and 1 million warrants, respectively, to purchase common shares of the Company. The option strike price is $0.19, expire on January 23, 2011 and contain a cashless provision. These warrants make up the value in the “All Other” column in the table below.

Executive compensation for 2007, 2006 and 2005 were as follows:

Name	Position or Title	Year	Salary	Bonus	Stock Awards	All Other
Robert Farr	Chief Operating Officer	2008	$ 144,000	$ -	$ -	$ -
		2007	$144,000	-	-	-
		2006	144,000	-	190,000	755,173
		2005	10,200	-	-	-

Frank Neukomm	Chief Executive Officer	2008	144,000	-	-	-
		2007	144,000	-	-	-
		2006	144,000	30,000	190,000	188,793
		2005	35,000

Randall Newton	Chief Financial Officer	2008	-
		2007	-	-	-	-
		2006	-	-	135,200	-
		2005	-	-	-	-

Marlin Williford	Chief Financial Officer	2007	-	-	25,000	4,500

On May 1, 2006, Mr. Farr received 121,277 shares, and Mr. Neukomm received 114,891 shares in settlement of unpaid salary accrued but not paid at March 31, 2006.

Except as set forth above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 2007 and 2006.

Compensation of Directors
Certain Directors were compensated with restricted stock during 2008 and 2007 for attending meetings and for work performed.  Total stock awarded was 500,000 shares in 2008 and 2007, respectively. Additionally, one director was awarded warrants to purchase common shares of the Company. The option strike price is $0.19, expire on January 23, 2011 and contain a cashless provision.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.
The following table sets forth the share holdings of officer, directors and those persons who own more than five percent of the Company's common stock, including stock options, outstanding as of the date of this Report, assuming 7,349,975,068 shares are outstanding (the number outstanding at the date of this report):
Name and Address	Type of Ownership	No. of Shares Beneficially Owned	Percent of Class

Frank Neukomm 19 Briar Hollow Lane, Suite 125 Houston, TX 77027	Personal	162,879,116	2.2%
Robert Farr 19 Briar Hollow Lane, Suite 125 Houston, TX 77027	Personal	189,352.948	2.58%
James Twedt 19 Briar Hollow Lane, Suite 125 Houston, TX 77027	Personal	25,718,636.0035%

*Mr. Neukomm’s share number includes 162,500 shares held by The Neukomm Children’s Trust for which he is the trustee.

  Item 13. Certain Relationships and Related Transactions.

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company and any director, executive officer, five percent stockholder or associate of any of these persons is or was a party.

Mr. Robert Farr, President and COO is in a social relationship with MS Diane Lundell, P & L Solutions, which provides Peachtree advisory services and consults on bookkeeping matters with the Company.  Ms Lundell has no control or involvement with the Company’s cash or financial decision making.

Item 14. Principal Accountant Fees and Services

(1)  Audit Fees
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2008 and 2007 were: $22,000 and $25,050 respectively.

(2)   Audit-Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2008 and 2007 were: $0 and $0, respectively.

The nature of the services comprising the fees herein disclosed are: none provided.

(3)   Tax Fees
The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2008 and 2007 were: $0 and $0, respectively.

The nature of the services comprising the fees herein disclosed are: none provided

(4)   All Other Fees
No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2008 and 2007.

(5)   Audit Committee
The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2008. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6)   Work Performance by others
 None

PART IV

Item 15. Exhibits and Reports on Form 8-K.

Reports on Form 8-K. --   None

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13A-14 or Rule 15D-14 under the Securities Exchange Act of 1934, As Amended
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Frank Neukomm	Chief Executive Officer	March 4, 2010
Frank Neukomm

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Frank Neukomm	Chief Executive Officer and Chairman	March 4, 2010
Frank Neukomm	(Principal Executive Officer)

/s/Robert C. Farr	President, Chief Operating Officer and Director	March 4, 2010
Robert C. Farr

/s/John A Wilkinson	Chief Financial Officer	March 4, 2010
John A Wilkinson

/s/Robert J. Wilson	Director	March 4, 2010
Robert J. Wilson

/s/Alvie T. Merrill	Director	March 4, 2010
Alvie T. Merrill

/s/James R. Twedt	Director	March 4, 2010
James R. Twedt