Form 10-Q
period 2009-03-31
American Security Resources Corp.
filed 2010-04-14
CIK 1085069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File No. 000-27419

AMERICAN SECURITY RESOURCES CORPORATION
(Exact Name of Registrant in its Charter)

Nevada	90-0179050
(State or Other Jurisdiction of	(IRS Employer
Incorporation)	Identification No.)

19 Briar Hollow, Suite 125
Houston, TX  75027
(Address of Principal Executive Offices)(Zip Code)

(713) 465-1001
Registrant’s Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer	
Non-accelerated filer		Smaller reporting company	x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes     No x

As of July 29, 2009, there were 1,081,646,980 shares outstanding of the registrant’s common stock.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

CONSOILIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
Cash in bank	$ 300	$ 25,121
Prepaid expenses	96,200	139,562
Other receivable	100	-
Note receivable	-	19,000
Total Current Assets	96,600	183,683

Equipment, net of accumulated depreciation of $98,321 and $89,615 respectively	64,836	73,542
Other assets	25,523	18,962

TOTAL ASSETS	$ 186,959	$ 276,187

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Bank overdraft	$ 4,258	$ -
Accounts Payable	326,515	393,776
Other current liabilities	373,270	263,466
Convertible debentures (net of discount of $412,403 & $584,605 respectively	338,292	397,595
Accrued interest on convertible debentures	73,626	53,539
Derivative liability	495,082	522,648
Contingent penalty on convertible debentures	218,600	218,600
Contingent liability on debentures	-	19,000
Stock payable	-	125,000

Total Current Liabilities	1,829,643	1,993,624
Total Liabilities	1,829,643	1,993,624

SHAREHOLDERS' (DEFICIT)
Preferred Stock Series A - 1,000,000 shares authorized; $.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Preferred Stock Series B - 1,000,000 shares authorized; $1 par value; 25,000 and -0- shares issued and outstanding respectively	25,000	0
Common stock – 9,999,999,999 shares authorized; $.001 par value; 1,081,647,082 & 502,704,604 shares issued and outstanding respectively	1,081,647	502,705
Additional paid in capital	50,950,921	50,720,579
Deficit accumulated during the development stage	(21,592,968)	(20,833,437)
Deficit accumulated from prior operations	(32,108,284)	(32,108,284)

Total Shareholder's (Deficit)	(1,6,42,684)	(1,717,437)

TOTAL LIABILITES AND SHAREHOLDERS' (DEFICIT)	$ 186,959	$ 276,187

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED MARCH 31, 2009 AND 2008 AND THE PERIOD FROM
OCTOBER 1, 2005 (RE-ENTERING DEVELOPMENT STAGE) THROUGH MARCH 31, 2009

	Three Months Ended March 31,		Re-Entering Development Stage to March 31,
	2009	2008	2009
General and administrative expenses	$ 420,120	$ 863,123	$ 15,706,419
Depreciation and amortization expense	8,706	34,225	126,595
Research and development expenses	161,911	7,992	4,497,827
Operating Loss	(590,737)	(905,340)	(20,330,841)

Other Income (Expenses):
Interest income		20,586	76,221
Permanent impairment of investment			(225,000)
Loss on derivative liability	(93,369)	(1,096,942)	(167,021)
Loss on license fee		(210,773)	(482,071)
Loss on default on convertible debentures		(325,000)	(218,600)
Interest expense	(75,425)	(62,775)	(245,656)
Net Loss	(759,531)	(2,580,244)	(21,592,968)

Other comprehensive loss:
Changes in unrealized loss on investment available for sale			(86,538)

	$ (614,895)	$ (2,580,244)	$ (21,679,506)

Loss per share - basic and fully diluted	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	795,438,507	192,157,617

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2009

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit		Comprehensive Loss	Total
			Development Stage	Prior Operations

Balance at 12/31/04	35,319,977	$29,741,757	$ (29,652,400)	$ -	$ -	$ 89,357

Shares issued for:
Cash	2,000,000	77,000				77,000
director services	2,624,501	248,567				248,567
Services	8,231,288	1,429,304				1,429,304
warrant expense	-	1,505,897				1,505,897
Compensation	12,000,000	2,040,000				2,040,000
equity swap investment	1,500,000	225,000				225,000
Net loss			(5,384,548)			(5,384,548)
Other comprehensive loss					(86,538)	(86,538)

Balance, 12/31/05	61,675,766	35,267,525	(35,036,948)	-	(86,538)	144,039

Reclassification of accumulated deficit			32,108,284	(32,108,284)
Shares issued for:
Cash	23,744,250	1,905,990				1,905,990
director services	6,698,000	690,885				690,885
consulting service	14,786,051	1,724,639				1,724,639
accrued liabilities	633,292	132,539				132,539
cashless exercise of warrants	1,129,935	-				-
employee and contractor bonuses	37,500	42,188				42,188

Warrants issued for cash		150,000				150,000
Warrants issued for services		2,405,847				2,405,847
Modification of Warrants		1,127,998				1,127,998

Net loss			(8,599,770)			(8,599,770)

Other equity items		(84,070)			86,538	2,468

Balance, 12/31/06	109,604,794	43,363,541	(11,528,434)	(32,108,284)	-	(273,177)

Less: par value of common stock ($0.01)		109,604
Additional paid-in capital		$43,253,937

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD FROM OCTOBER 1, 2005
(RE-ENTERING OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2009

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

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD FROM OCTOBER 1, 2005
(RE-ENTERING OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2009

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit		Comprehensive Loss	Total
			Development Stage	Prior Operations

Balance, 12/31/07	180,784,809	48,037,553	(17,014,569)	(32,108,284)	-	(1,085,300)
Shares issued for
Cash	13,250,000	178,000				178,000
O&D fees	66,311,128	658,780				658,780
Consulting service	54,373,998	510,746				510,746
Accrued liabilities	47,984,818	983,945				983,945
Cashless exercise of warrants	18,584,615	-				-
Cashful Warrants	27,011,375	173,290				173,290
Compensation expense		27,000				27,000
Warrants issued for services		196,170				196,170

Beneficial conversion feature related to convertible note	94,403,861	457,800				457,800

Net loss			(3,818,868)			(3,818,868)

Balance, 12/31/08	502,704,604	51,223,284	(20,833,437)	(32,108,284)	-	(1,718,437)

Less: par value of common stock ($0.01)		502,705

Additional paid-in capital		$50,720,579
Plus 1,000,000 shares of Preferred Stock at .001 par value						1,000
Total stockholders’ equity						(1,717,437)

Balance 1/1/09	502,704,604	51,223,284	(20,833,437)	(32,108,284)	-	(1,718,437)
Shares issued for:
Officer & Director fees	40,000,000	25,200				25,200
Consulting services	157,402,959	388,343				388,343
Cashfull warrants	20,683,314	20,236				20,236
Beneficial conversion feature related to convertible note	360,856,205	375,505				375,505

Net loss			(759,531)			(759,531)

Balance 3/31/09	1,081,647,082	52,032,568	(21,592,968)	(32,108,284)	-	(1,668,684)

Less par value of common stock $.001		1,081,647

Additional paid-in-capital		$50,950,921

Plus 1,000,000 shares of Preferred Stock Series A at $.001 par value						1,000
Plus 25,000 shares of Preferred Stock Series B at $1 par value						25,000
Total Stockholders' Equity						(1,642,684)

American Security Resources Corporation
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2009 And 2008 And
The Period From October 1, 2005 (Re-Entering Of Development Stage) Through March 31, 2009 (unaudited)

	Three Months Ended March 31,		Re-entering Development Stage to
CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008	31-Mar-09
Net loss	$(759,531)	$(2,791,017)	$(21,592,968)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,706	34,225	145,585
Amortization of debt discount and deferred financing cost	53,454	13,899	62,210
Loss on derivatives	93,369	1,096,942	167,021
Loss on license fee	-	210,773	482,071
Accretion of capital lease obligation	-	9,665	-
Contingent penalty	-	325,000	218,600
Common stock issued for services	413,543	422,616	8,979,721
Preferred stock issued for services		-	28,000
Discounts on convertible debenture	-	-	834
Stock option and warrant expense	-	25,803	4,552,501
Permanent impairment of investment sale	-	-	225,000
Contingent liquidated damages expense	-	-	150,000
Change in operating assets and liabilities:
Prepaid expenses	34,614	-	(124,962)
Other receivables	(100)	-	(100)
Accrued interest receivable	-	191	4,968
Deferred finance costs		-	(35,000)
Cash in bank overdraft	4,258		4,258
Accounts payable	(67,260)	13,864	269,016
Accrued liabilities	109,804	150,979	1,385,357
Accrued interest	20,087		73,626
Net cash used in operating activities	(89,057)	(487,060)	(5,004,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(3,033)	(151,832)
License agreement	-	(8,250)	(308,501)
Net cash used in investing activities	-	(11,283)	(460,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	-	2,124,920
Proceeds from the sale of preferred stock	25,000	-	25,000
Proceeds from convertible debentures	-	505,000	865,000
Paydown of shareholder loans	-	(25,000)	(1,659)
Paydown on note receivable	19,000		594,000
Net borrowings/(pay downs) on line of credit	-	(1,783)	45,490
Settlement of derivative liabilities			(101,934)
Proceeds from the exercise of warrants	20,236	42,000	1,823,045
Net cash provided from financing activities	64,236	520,217	5,373,862

Net change in cash and cash equivalents	(24,821)	21,874	(90,733)
Cash and cash equivalents, beginning of period	25,121	12,690	91,033
	$300	$34,564	$300
Supplemental disclosure on non-cash financing activities:
Stock issued for accrued expenses	$-	$236,476	$369,015
Stock issued for conversion of debt	$375,505		$-
Obligation to pay capital leases	$-	$800,000	$800,000
Cash paid for interest and income taxes	$4,071	$25,770	$25,770

NOTE 1 - BASIS OF PRESENTATION & CHANGES IN OR ADDITIONAL ACCOUNTING POLICIES

The accompanying consolidated financial statements of American Security Resources Corporation (“ASRC”, “the Company”, “we” or “us”) have been prepared by ASRC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with ASRC’s audited consolidated financial statements and notes thereto included in ASRC’s Form 10-K for the year ended December 31, 2008. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the three-months ended March 31, 2009 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 - GOING CONCERN
As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $21,592,968 since re-entering the development stage through March 31, 2009. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

NOTE 3 – CONVERTIBLE DEBENTURE
At March 31, 2009, the Company had convertible debentures outstanding as follows;

	Outstanding Balance of Convertible Debenture	Unamortized Discount

December 13, 2007 Debenture	$337,215	$142,828
February 28, 2008 Debenture	394,480	269,575
Total Convertible Debentures at March 31, 2009	$531,560	$412,403

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
w	$200,000 was disbursed on December 13, 2007, with aggregate additional funding of $575,000 during the year ended December 31, 2008.
w
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

Accordingly, we have received a total of $594,000 and $200,000 pursuant to the Securities Purchase Agreement up through the three months ended March 31, 2009.  Pursuant to the convertible debenture the investor may convert the amount paid towards the Securities Purchase Agreement into common stock of the Company at a conversion price equal to the lesser of (i) $0.25, or (ii) 80% of the average of the 5 lowest volume weighted average prices during the 20 trading days prior to investor’s election to convert (the percentage being a “Discount Multiplier”).  If any portion of the principal or accrued interest on this convertible debenture is not paid within ten (10) days of when it is due, the Discount Multiplier shall decrease by one percentage point (1%) for all conversions of the convertible debenture.  If the investor elects to convert a portion of the convertible debenture and, on the day that the election is made, the volume weighted average price is below $0.01, we shall have the right to prepay that portion of the convertible debenture that investor elected to convert, plus any accrued and unpaid interest, at 150% of such amount.  In the event that we elect to prepay that portion of the convertible debenture, investor shall have the right to withdraw its conversion notice.

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

During the three months ended March 31, 2009, the investor converted $99,985 of the outstanding principal into 98,448,443 shares of common stock of the Company.  The Company also received $19,000 in principal payments on the secured promissory note during the three months ended March 31, 2009.

In the event that we default on the payment of the convertible debenture, the investor shall have the right to declare the outstanding principal and accrued interest immediately due and payable in cash at a price of 150% of the outstanding principal and accrued interest.  The company became in default on this debenture when we were unable to timely file required periodic and annual reports required to be filed pursuant to Section 12 or 15(d) of the 1934 Securities and Exchange Act. One of the requirements in our convertible debenture agreement was that the Company timely file all reports required As a result, the convertible debenture was callable by the holder at 150% of the unpaid principal balance. The Company also asserts that the investor breached its agreement resulting in the acceleration of the remaining balance plus a penalty.

The Company has accrued an estimated penalty of $218,600 at March 31, 2009. The default also caused this convertible debenture to be treated as a current liability as it became payable on demand. The Company determined that the penalty should not be given derivative treatment, because in the event the penalty is called by the holder, it is to be paid in cash.

February 28, 2008 Debenture
On February 28, 2008, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of an aggregate of $515,000 in a convertible debenture bearing interest at 7.25% per annum, payable on or before February 28, 2012. There were $35,000 in financing costs for this debt issuance. The financing costs were deferred and amortized using the effective interest method. This expense was $2,376 for the three months ended March 31, 2009.
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

During the three months ended March 31, 2009, the investor converted $100,520 of the outstanding principal into 122,635,035 shares of common stock of the Company.

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

Derivative Liability
The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the derivative treatment. The Company valued these warrants using the Black-Scholes valuation model. The result of the valuation is a derivative liability in the amount of $25,491. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term ranging from 1.71 to 2.75  years; (2) a computed volatility rate ranging from 129% to 190% (3) a discount rate ranging from 0.37% to 1.79% and (4) zero dividends. The valuation of these warrants was treated the same way as the liability associated with the debt. There were no other instruments found to be tainted by the derivative treatment.
	Derivative Liability 3/31/09	Gain (Loss) on Derivative three months ended 3/31/09
February 28, 2008 Debenture	$469,591	$(145,900)
May 16, 2008 Debenture	-	5,476
Warrants Outstanding	25,491	47,055
Derivative Liability	$495,082	$(93,369)

NOTE 4 - COMMON STOCK
During the three months ended March 31, 2009, ASRC issued 257,402,959 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $388,343. The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the three months ended March 31, 2009, ASRC issued 40,000,000 shares of stock in lieu of compensation to its Officers and Directors.  The expense is equal to the fair value for services rendered.  These shares were valued at $25,200 based on their market value at the time of issuance, as reflected in these financial statements.

NOTE 5 – PREFERRED STOCK
On March 12, 2009, the Company issued 25,000 shares of Preferred Stock Series B resulting in cash receipts of $25,000.  Subsequently, during the fourth quarter of fiscal 2009, the shareholder converted the Series B preferred stock into 75,000,000 shares of common stock of the Company.

NOTE 6 – LEASES
ASRC leases office space and the terms provide for monthly rent of $2,365 to be paid through March 31, 2009. Additionally, ASRC’s subsidiary, Hydra Fuel Cell Corporation leases approximately 2,625 square feet in Portland, Oregon for monthly rent of $4,930.

NOTE 7 – COMMITMENTS AND CONTINGENCIES
In July 2006, ASRC issued warrants to purchase 50,000,000 shares to an investor for cash proceeds of $150,000 in contemplation of negotiating a further financing arrangement that ultimately did not occur. The warrants have a 3-year term and an exercise price of $0.01. ASRC estimated the fair market value of these warrants to be $4,113,000 using a Black-Scholes with key assumptions of (1) expected term of 3 years, (2) calculated volatility of 284.93%, (3) discount rate of 4.3% and (4) zero dividends. Included in the damages, was a potential to refund the $150,000 proceeds received. At the same time, a shareholder pledged 4,000,000 shares of his own stock in ASRC to the investor for collateral. ASRC evaluated these warrants for liability treatment under SFAS 133 and EITF 00-19 taking into consideration View A of EITF 05-04 and determined that it was more economical to settle in “unregistered shares”, thus these instruments were not considered to be liabilities under the authoritative literature. As of March 31, 2009, we are considered to be in default under this warrant agreement because no registration statement was filed. As a result, we have accrued a contingent liability of $218,600.  The company will continue to evaluate further liquidated damages if necessary.  The Company evaluated the liquidated damages to determine whether it qualified for derivative treatment. Based on FASB Staff Position No. EITF 00-19-2, it was determined that since the transfer of consideration under a registration payment arrangement becomes probable and can be reasonably estimated subsequent to the inception of the arrangement or if the measurement of a previously recognized contingent liability increases or decreases in a subsequent period, the initial recognition of the contingent liability or the change in the measurement of the previously recognized contingent liability shall be recognized in earnings. The entity would be required to deliver shares under a registration payment arrangement, (b) the transfer of that consideration is probable, and (c) the number of shares to be delivered can be reasonably estimated, the issuer’s share price at the reporting date shall be used to measure the contingent liability under Statement 5.

NOTE8 – SUBSEQUENT EVENT
During the fourth quarter of fiscal 2009, the shareholder of 25,000 shares of Series B preferred stock converted those shares into 75,000,000 shares of common stock of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Our Business
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

Plan of Operations
Our Hydra Fuel Cell subsidiary completed several development stages of the HydraStax® unit and testing for certification is currently underway. We believe that the HydraStax® unit's cost per kWh will be significantly below that of its competitors, giving it a competitive edge as a replacement for residential grid power. Thus, upon certification, Hydra intends to aggressively market these units. The Company is actively pursuing financing to begin manufacturing and distribution. Hydra installed two of its HydraStax® fuel cells in residences, one in Texas in October 2007 and one in Florida in December 2007, as “Beta Test demonstration units”.  These were milestones for Hydra and for the fuel cell industry.

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

Results of Operation

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
For the three months ended March 31, 2009, we had $0 in revenue. Expenses for the three months totaled $590,737 resulting in an operating loss of $590,737. Expenses for the three months consisted of legal and professional fees of $250,000; $161,911 research and development; and $178,826 of other general and administrative expenses.

For the three months ended March 31, 2008, we had $0 in revenue. Expenses for the three months totaled $905,340 resulting in a operating loss of $905,340. Expenses for the three months consisted of $219,680 of contracted services; $178,301 legal expenses; $454,516 officers, directors and professional expense; and $52,843 for general and administrative expenses.

Capital Resources and Liquidity
As of March 31, 2009 we had $300 in cash and had a cash overdraft of $4,258.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operations is subject to attaining adequate revenue or financing. We cannot assure investors that we will generate the revenues needed or that additional financing will be available. In the absence of attaining adequate revenue or additional financing, we may be unable to proceed with our plan of operations.

We have had no revenue since beginning our Hydra subsidiary; although, we expect revenues from our HydraStax™ unit in the near future, we do expect cash flows from distribution of the unit to become self-funding sometime after we complete deliveries of our product.  We estimate that our Hydra Fuel Cell subsidiary will require approximately $1 million to produce and sell HydraStax® units to cash flow self-sufficiency. There is no guarantee that management will be successful in obtaining these funds.

We anticipate that our operational, and general and administrative expenses for the next 12 months will be consistent with prior periods as we continue to develop, market, and deliver our products to our customers.  We anticipate we will require to purchase and/or lease manufacturing facilities and equipment along with sufficient labor force for the completion and delivery of our products.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies
The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statement

Our significant accounting policies are summarized in Note 1 of our financial statements. While all of these significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our financial position or liquidity, results of operations or cash flows for the periods presented.

Off Balance Sheet Transactions
We have no off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
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

Item 4.   Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. The failure to timely file this quarterly report leads to the conclusion that the disclosure controls and procedures were not effective.  As of the date of this report, the Company has added the further step of fully discussing with its outside advisors whether they are aware of any new SEC rules and regulations affecting our disclosure requirements and whether each report being filed is compliant with current rules and regulations. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management is Our Chief Executive Officer, Chief Accounting Officer, and Chief Financial Officer who are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer,  and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, our Chief Executive Officer,and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LACK OF SEGREGATION OF DUTIES
Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
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

Item 1A.  Risk Factors
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

Item 3. Defaults Upon Senior Securities
As previously disclosed in Note 3, ASRC was in default with a Securities Purchase Agreement with an accredited investor at December 31, 2008.  The Company has accrued an estimated contingent liability of $218,600 representing an estimated penalty due according to the Purchase Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders
There were no matters submitted for a vote of our security holders during the period ended March 31, 2009.

Item 5.  Other Information
There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits
Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Frank Neukomm, Principal Executive Officer of the Company.

32.1	Certification Pursuant to 18 U.S.C. section 1350 of Frank Neukomm, Principal Executive Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Security Resources Corporation

Date: April 14, 2010	By:	/s/Frank Neukomm
President and Chief Executive Officer, Principal Executive Officer,

	By:	/s/ John A. Wilkinson
Chief Financial Officer

	By:	/s/ Robert Farr
Principal Accounting Officer