Form 10-Q
period 2009-06-30
American Security Resources Corp.
filed 2010-04-14
CIK 1085069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009

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

(713) 465-1001
Registrant’s Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer	
Non-accelerated filer		Smaller reporting company	
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No 

As of July 29, 2009, there were 15,234,542 shares outstanding of the registrant’s common stock.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLDIATED STATEMENT OF SHAREHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
Cash in bank	$ 4,320	$ 25,121
Prepaid expenses	61,586	139,562
Note receivable	-	19,000
Total Current Assets	62,573	183,683

Equipment, net of accumulated depreciation of $107,027 and $89,615 respectively	56,130	73,542

Other assets	23,336	18,962

TOTAL ASSETS	$ 145,372	$ 276,187

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 341,785	$ 393,776
Other current liabilities	371,312	263,466
Convertible debentures (net of discount of $214,452 & $584,605 respectively	339,363	397,595
Accrued interest on convertible debentures	82,567	53,539
Derivative liability	507,203	522,648
Contingent penalty on convertible debentures	218,600	218,600
Contingent liability on debentures	-	19,000
Stock payable	20,000	125,000

Total Current Liabilities	1,880,830	1,993,624

Total Liabilities	1,880,830	1,993,624

SHAREHOLDERS' (DEFICIT)
Preferred Stock Series A - 1,000,000 shares authorized; $.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Preferred Stock Series B - 1,000,000 shares authorized; $1 par value; 25,000 and -0- shares issued and outstanding respectively	25,000	0
Common stock – 9,999,999,999 shares authorized; $.001 par value; 2,466,030,824 & 502,704,604 shares issued and outstanding respectively	2,466,030	502,705
Additional paid in capital	50,222,401	50,720,579
Deficit accumulated during the development stage	(22,341,605)	(20,833,437)
Deficit accumulated from prior operations	(32,108,284)	(32,108,284)

Total Shareholder's (Deficit)	(1,735,458)	(1,717,437)

TOTAL LIABILITES AND SHAREHOLDERS' (DEFICIT)	$ 145,372	$ 276,187

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE PERIOD FROM
OCTOBER 1, 2005 (RE-ENTERING DEVELOPMENT STAGE) THROUGH JUNE 30, 2009

	Three months ended June 30,		Six months ended June 30,		Re-Entering Development Stage to
	2009	2008	2009	2008	June 30, 2009
General and administrative expenses	$ 393,101	$ 797,726	$ 813,221	$ 1,660,849	$ 16,099,520
Depreciation and amortization expense	8,706	44,750	17,412	78,975	135,301
Research and development expenses	124,488	533,740	286,399	541,732	4,622,315
Operating Loss	(526,295)	(1,376,216)	(1,117,032)	(2,281,556)	(20,857,136)
Other Income (Expenses):
Interest income		27,836		48,422	76,221
Gain on stock payable		60,000		60,000
Permanent impairment of investment					(225,000)
Loss on derivative liability	(167,421)	(962,910)	(260,790)	(2,059,852)	(334,442)
Loss on license fee		16,500		(194,273)	(482,071)
Loss on default on convertible debentures				(325,000)	(218,600)
Interest expense	(54,920)	(89,322)	(130,346)	(152,100)	(300,577)
Net Loss	(748,636)	(2,324,112)	(1,508,168)	(4,904,359)	(22,341,605)

Other comprehensive loss:
Changes in unrealized loss on investment available for sale					(86,538)
	$ (748,636)	$(2,324,112)	$ (1,508,168)	$(4,904,359)	$(22,428,143)

Loss per share - basic and fully diluted	$ (0.01)	$ (0.02)	$ (0.00)	$ (0.04)
Weighted average number of shares outstanding	1,577,627,644	133,829,190	2,151,598,694	122,768,928

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2009

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
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2009

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

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2009

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit		Comprehensive Loss	Total
			Development Stage	Prior Operations

Balance, 12/31/07	180,784,809	48,037,553	(17,014,569)	(32,108,284)	-	(1,085,300)
Shares issued for
Cash	13,250,000	178,000				178,000
O&D fees	66,311,128	658,780				658,780
Consulting service	54,373,998	510,746				510,746
Accrued liabilities	47,984,818	983,945				983,945
Cashless exercise of warrants	18,584,615	-				-
Cashful Warrants	27,011,375	173,290				173,290
Compensation expense		27,000				27,000
Warrants issued for services		196,170				196,170

Beneficial conversion feature related to convertible note	94,403,861	457,800				457,800

Net loss			(3,818,868)			(3,818,868)

Balance, 12/31/08	502,704,604	51,223,284	(20,833,437)	(32,108,284)	-	(1,718,437)

Less: par value of common stock ($0.01)		502,705

Additional paid-in capital		$50,720,579
Plus 1,000,000 shares of Preferred Stock at .001 par value						1,000
Total stockholders’ equity						(1,717,437)

Balance 1/1/09	502,704,604	51,223,284	(20,833,437)	(32,108,284)	-	(1,718,437)
Shares issued for:
Cash	16,428,571	9,200				9,200
Officer & Director fees	98,673,470	53,950				53,950
Consulting services	841,023,978	725,301				725,301
Cashfull warrants	55,000,000	26,875				26,875
Cashless warrants	28,036,255	20,236				20,236
Accrued officer compensation pursuant to wrap around agreement	169,233,333	57,200				57,200
Beneficial conversion feature related to convertible note	754,930,613	572,385				572,385

Net loss			(1,508,168)			(1,508,168)

Balance 6/30/09	2,466,030,824	52,688,431	(22,341,605)	(32,108,284)	-	(1,761,458)

Less par value of common stock $.001		2,466,030

Additional paid-in-capital		$50,222,401

Plus 1,000,000 shares of Preferred Stock Series A at $.001 par value						1,000
Plus 25,000 shares of Preferred Stock Series B at $1 par-value						25,000
Total Stockholders' Equity						(1,735,458)

American Security Resources Corporation
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2009 And 2008 And The Period From October 1, 2005 (Re-Entering Of Development Stage) Through June 30, 2009 (unaudited)

	Six Months Ended June 30,		Re-entering Development Stage to
CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008	30-Jun-09
Net loss	$(1,508,168)	$(4,904,359)	$(22,341,605)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	17,412	78,975	154,291
Amortization of debt discount and deferred financing cost	98,292	54,779	98,292
Loss on derivatives	260,790	2,059,852	334,442
Loss on license fee	-	-	482,071
Accretion of capital lease obligation	-	20,140	-
Contingent penalty	-	325,000	218,600
Common stock issued for services	770,503	1,179,360	9,345,430
Preferred stock issued for services		-	28,000
Discounts on convertible debenture	-	-	834
Stock option and warrant expense	-	40,249	4,552,501
Gain on stock payable		(60,000)
Permanent impairment of investment sale	-	-	225,000
Contingent liquidated damages expense	-	-	150,000
Change in operating assets and liabilities:
Prepaid expenses	77,976	-	(90,348)
Accrued interest receivable	-	(14,640)	4,968
Deferred finance costs		-	(26,252)
Accounts payable	(51,991)	227,011	284,294
Stock payable	20,000		20,000
Accrued liabilities	165,046	199,398	1,440,598
Accrued interest	29,028		82,567
Net cash used in operating activities	(121,112)	(794,325)	(5,036,317)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(3,033)	(151,832)
License agreement	-	(8,250)	(308,501)
Net cash used in investing activities	-	(11,283)	(460,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	36,075	-	2,160,995
Proceeds from the sale of preferred stock	25,000	-	25,000
Proceeds from convertible debentures	-	505,000	865,000
Paydown of shareholder loans	-	(25,000)	(1,659)
Paydown on note receivable	19,000		594,000
Net borrowings/(pay downs) on line of credit	-	(1,783)	45,490
Settlement of derivative liabilities			(101,934)
Proceeds from the exercise of warrants	20,236	42,000	1,823,045
Net cash provided from financing activities	100,311	520,217	5,409,937

Net change in cash and cash equivalents	(20,801)	21,874	(86,713
Cash and cash equivalents, beginning of period	25,121	12,690	91,033
	$4,320	$34,564	$4,320
Supplemental disclosure on non-cash financing activities:
Stock issued for accrued expenses	$65,949	$348,476	$885.236
Stock issued for conversion of debt	$572,385
Obligation to pay capital leases	$-	$800,000
Cash paid for interest and income taxes	$3,026	$25,770
Cashless exercise of warrants		18,585	19,715

NOTE 1 - BASIS OF PRESENTATION & CHANGES IN OR ADDITIONAL ACCOUNTING POLICIES
The accompanying consolidated financial statements of American Security Resources Corporation (“ASRC”, “the Company”, “we” or “us”) have been prepared by ASRC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with ASRC’s audited consolidated financial statements and notes thereto included in ASRC’s Form 10-K for the year ended December 31, 2008. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the six months ended June 30, 2009 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 - GOING CONCERN
As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $22,341,605 since re-entering the development stage through June 30, 2009. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

NOTE 3 – CONVERTIBLE DEBENTURE
AT June 30, 2009, the Company had convertible debentures outstanding as follows;

	Outstanding Balance of Convertible Debenture	Unamortized Discount

December 13, 2007 Debenture	$295,635	$123,283
February 28, 2008 Debenture	239,180	91,169
Total Convertible Debentures at June 30, 2009	$534,815	$214,452

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

Accordingly, we have received a total of $794,000 pursuant to the Securities Purchase Agreement through June 30, 2009.  Pursuant to the convertible debenture the investor may convert the amount paid towards the Securities Purchase Agreement into common stock of the Company at a conversion price equal to the lesser of (i) $0.25, or (ii) 80% of the average of the 5 lowest volume weighted average prices during the 20 trading days prior to investor’s election to convert (the percentage being a “Discount Multiplier”).  If any portion of the principal or accrued interest on this convertible debenture is not paid within ten (10) days of when it is due, the Discount Multiplier shall decrease by one percentage point (1%) for all conversions of the convertible debenture.  If the investor elects to convert a portion of the convertible debenture and, on the day that the election is made, the volume weighted average price is below $0.01, we shall have the right to prepay that portion of the convertible debenture that investor elected to convert, plus any accrued and unpaid interest, at 150% of such amount.  In the event that we elect to prepay that portion of the convertible debenture, investor shall have the right to withdraw its conversion notice.

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

During the three months ended June 30, 2009, the investor converted $41,580 of the outstanding principal into 116,159,879 shares of common stock of the Company.  During the six months ended June 30, 2009, $39,090 of discount was amortized and is reflected.

In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a discount on debt of $123,283 as of June 30, 2009. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 4 years; (2) a computed volatility rate from 132% to 197%(3) a discount rate of 2.10% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the six months ended June 30, 2009 $39,090 was amortized and is included in interest expense.

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

The Company has accrued an estimated penalty of $218,600 at June 30, 2009. The default also caused this convertible debenture to be treated as a current liability as it became payable on demand. The Company determined that the penalty should not be given derivative treatment, because in the event the penalty is called by the holder, it is to be paid in cash.

February 28, 2008 Debenture
On February 28, 2008, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of an aggregate of $515,000 in a convertible debenture bearing interest at 7.25% per annum, payable on or before February 28, 2012. There were $35,000 in financing costs for this debt issuance. The financing costs were deferred and amortized using the effective interest method. This expense was $2,376 for the three months ended June 30, 2009.

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

 In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $479,422 and an offsetting loss on derivative of $260,790 and discount on debt of $91,169 as of June 30, 2009. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 4 years; (2) a computed volatility rate from 132% to 197%(3) a discount rate of 2.10% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the six months ended June 30, 2009 $54,828 was amortized and is included in interest expense. The loss on derivative is equal to the difference between the discount on debt and the derivative liability. The instrument was re-valued at period end, and the resulting change for the year of $ was included in the statement of operations as a net loss on the derivative liability.

During the three months ended March 31, 2009, the investor converted $100,520 of the outstanding principal into 122,635,035 shares of common stock of the Company.

During the three months ended June 30, 2009, the investor converted $155,300 of the outstanding principal into 537,510,035 shares of common stock of the Company.

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

Derivative Liability
The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the derivative treatment. The Company valued these warrants using the Black-Scholes valuation model. The result of the valuation is a derivative liability in the amount of $27,781. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term ranging from 1.71 to 2.75  years; (2) a computed volatility rate ranging from 129% to 190% (3) a discount rate ranging from 0.37% to 1.79% and (4) zero dividends. The valuation of these warrants was treated the same way as the liability associated with the debt. There were no other instruments found to be tainted by the derivative treatment.
	Derivative Liability 6/30/09	Gain (Loss) on Derivative six months ended 6/30/09
February 28, 2008 Debenture	$479,422	$(311,031)
May 16, 2008 Debenture	-	5,476
Warrants Outstanding	27,781	44,765
Derivative Liability	$507,203	$(260,790)

NOTE 4 - COMMON STOCK
During the six months ended June 30, 2009 ASRC issued 841,023,978 common shares to external parties in exchange for consulting and legal services recorded a total expense of $725,302. The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the six months ended June 30, 2009, ASRC issued 98,673,470 common shares in lieu of compensation to its Officers and Directors.  The expense is equal to the fair value for services rendered.  These shares were valued at $53,950 based on their market value at the time of issuance, as reflected in these financial statements.

During the six months ended June 30, 2009, ASRC issued 169,233,333 of common shares pursuant to a wrap around agreement with Watson Investment Enterprises, Inc.  This agreement is a wrap-around agreement issued in exchange for accrued compensation due to the officers of ASRC

During the six months ended June 30, 2009, ASRC issued 71,428,571 common shares for cash totaling $36,075.

NOTE 5 – PREFERRED STOCK
On March 12, 2009, the Company issued 25,000 shares of its Series B Preferred Stock for a total of $25,000.  Subsequently, during the fourth quarter of fiscal 2009, the shareholder converted the Series B preferred stock into 75,000,000 shares of common stock of the Company.

NOTE 6 - LEASES
ASRC leases office space and the terms provide for monthly rent of $2,365 to be paid through June 30, 2009. Additionally, ASRC’s subsidiary, Hydra Fuel Cell Corporation leases approximately 2,625 square feet in Portland, Oregon for monthly rent of $4,930.

NOTE 7 – COMMITMENTS AND CONTINGENCIES
In July 2006, ASRC issued warrants to purchase 50,000,000 shares to an investor for cash proceeds of $150,000 in contemplation of negotiating a further financing arrangement that ultimately did not occur. The warrants have a 3-year term and an exercise price of $0.01. ASRC estimated the fair market value of these warrants to be $4,113,000 using a Black-Scholes with key assumptions of (1) expected term of 3 years, (2) calculated volatility of 284.93%, (3) discount rate of 4.3% and (4) zero dividends. Included in the damages, was a potential to refund the $150,000 proceeds received. At the same time, a shareholder pledged 4,000,000 shares of his own stock in ASRC to the investor for collateral. ASRC evaluated these warrants for liability treatment under SFAS 133 and EITF 00-19 taking into consideration View A of EITF 05-04 and determined that it was more economical to settle in “unregistered shares”, thus these instruments were not considered to be liabilities under the authoritative literature. As of June 30, 2009, we are considered to be in default under this warrant agreement because no registration statement was filed. As a result, we have accrued a contingent liability of $218,600.  The company will continue to evaluate further liquidated damages if necessary.  The Company evaluated the liquidated damages to determine whether it qualified for derivative treatment. Based on FASB Staff Position No. EITF 00-19-2, it was determined that since the transfer of consideration under a registration payment arrangement becomes probable and can be reasonably estimated subsequent to the inception of the arrangement or if the measurement of a previously recognized contingent liability increases or decreases in a subsequent period, the initial recognition of the contingent liability or the change in the measurement of the previously recognized contingent liability shall be recognized in earnings. The entity would be required to deliver shares under a registration payment arrangement, (b) the transfer of that consideration is probable, and (c) the number of shares to be delivered can be reasonably estimated, the issuer’s share price at the reporting date shall be used to measure the contingent liability under Statement 5.

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

Results of Operation

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
The Company had $0 revenues for the six months ended June 30, 2009. Expenses for the six months totaled $1,117,032 resulting in an operating loss of $1,117,032. Expenses for the six months consisted of legal and professional fees of $66,407; $501,228 consulting services; $279,259 research and development; and $273,472 of other general and administrative expenses.

The Company had $0 revenues for the six months ended June 30, 2008. Expenses for the six months totaled $1,660,849 resulting in a operating loss of $1,660,849. Expenses for the three months consisted of $548,538 of contracted services; $295,119 legal expenses; $669,216 officers, directors and professional expense; and $147,976 for general and administrative expenses.

Capital Resources and Liquidity
As of June 30, 2009 we had $4,320 in cash.

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

Item 4.  Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were inffective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. The failure to timely file this quarterly report leads to the conclusion that the disclosure controls and procedures were not effective.  As of the date of this report, the Company has added the further step of fully discussing with its outside advisors whether they are aware of any new SEC rules and regulations affecting our disclosure requirements and whether each report being filed is compliant with current rules and regulations. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management is Our Chief Executive Officer, and Chief Financial Officer who are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our Chief Executive Officer, and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, our Chief Executive Officer, Chief Accounting Officer, and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

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

Item 4.  Submission of Matters to a Vote of Security Holders
There were no matters submitted for a vote of our security holders during the period ended June 30, 2009.

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
President and Chief Executive Officer, Principal Executive Officer

	By:	/s/ John A. Wilkinson
Chief Financial Officer

	By:	/s/ Robert Farr
Principal Accounting Officer