Form 10-Q
period 2009-09-30
American Security Resources Corp.
filed 2010-05-03
CIK 1085069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________ to __________

Commission File No. 000-27419

AMERICAN SECURITY RESOURCES CORPORATION
(Exact Name of Registrant in its Charter)

Nevada	90-0179050
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

19 Briar Hollow, Suite 125
Houston, TX  75027
(Address of Principal Executive Offices)(Zip Code)

(713) 465-1001
Registrant’s Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer	
Non-accelerated filer		Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No ☑

As of September 30, 2009, there were 4,334,844,295 shares outstanding of the registrant’s common stock.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
	September 30, 2009 (unaudited)	December 31, 2008
ASSETS
Cash in bank	$ 8,446	$ 25,121
Prepaid expenses	26,972	139,562
Note receivable	-	19,000
Total Current Assets	35,418	183,683

Equipment, net of accumulated depreciation of $107,027 and $89,615 respectively	49,937	73,542

Other assets	21,149	18,962

TOTAL ASSETS	$ 106,504	$ 276,187

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 342,276	$ 393,776
Other current liabilities	324,718	263,466
Convertible debentures (net of discount of $103,738 & $584,605 respectively	287,777	397,595
Accrued interest on convertible debentures	92,114	53,539
Derivative liability	166,561	522,648
Contingent penalty on convertible debentures	218,600	218,600
Contingent liability on debentures	-	19,000
Stock payable	-	125,000

Total Current Liabilities	1,432,046	1,993,624

Total Liabilities	1,432,046	1,993,624

SHAREHOLDERS' (DEFICIT)
Preferred Stock Series A - 1,000,000 shares authorized; $.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Preferred Stock Series B - 1,000,000 shares authorized; $1 par value; 25,000 and -0- shares issued and outstanding respectively	25,000	0
Common stock – 9,999,999,999 shares authorized; $.001 par value; 4,334,844,295 & 502,704,604 shares issued and outstanding respectively	4,334,844	502,705
Additional paid in capital	49,101,426	50,720,579
Deficit accumulated during the development stage	(22679,528)	(20,833,437)
Deficit accumulated from prior operations	(32,108,284)	(32,108,284)

Total Shareholder's (Deficit)	(1,325,542)	(1,717,437)

TOTAL LIABILITES AND SHAREHOLDERS' (DEFICIT)	$ 106,504	$ 276,187

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS AND NINE MONTH ENDED SEPTEMBER 30, 2009 AND 2008 AND THE PERIOD FROM
OCTOBER 1, 2005 (RE-ENTERING DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2009

	Three months ended September 30,		Nine months ended September 30,		Re-Entering Development Stage to
	2009	2008	2009	2008	September 30, 2009
General and administrative expenses	$ 433,422	$ 669,058	$ 1,365,003	$ 1,660,849	$ 16,099,520
Depreciation and amortization expense	6,193	34,831	17,412	78,975	135,301
Research and development expenses	112,167	12,077	286,399	541,732	4,622,315
Operating Loss	(551,782)	(715,966/	(1,668,814)	(2,281,556)	(20,857,136)
Other Income (Expenses):
Interest income		17,158		48,422	76,221
Other income		250		250
Gain on stock payable				60,000
Permanent impairment of investment					(225,000)
(Loss) Gain on derivative liability	340,642	2,004,356	79,852	(55,496)	6,200
Loss on license fee		194,273			(482,071)
Loss on default on convertible debentures				(325,000)	(218,600)
Interest expense	(126,783)	(59,489)	(257,129)	(171,589)	(427,360)
Net Loss	(337,923)	(1,480,582)	(1,846,091)	(3,423,777)	(22,679,528)

Other comprehensive loss:
Changes in unrealized loss on investment available for sale					(86,538)
	$ (337,923)	$(1,480,582)	$ (1,846,091)	$(3,423,777)	$(22,766,066)

Loss per share - basic and fully diluted	$ (0.01)	$ (0.02)	$ (0.00)	$ (0.04)
Weighted average number of shares outstanding	2,768,784,074		1,996,299,726

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2009

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
(RE-ENTERING OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2009

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

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD FROM OCTOBER 1, 2005
(RE-ENTERING OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2009

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit		Comprehensive Loss	Total
			Development Stage	Prior Operations

Balance, 12/31/07	180,784,809	48,037,553	(17,014,569)	(32,108,284)	-	(1,085,300)
Shares issued for
Cash	13,250,000	178,000				178,000
O&D fees	66,311,128	658,780				658,780
Consulting service	54,373,998	510,746				510,746
Accrued liabilities	47,984,818	983,945				983,945
Cashless exercise of warrants	18,584,615	-				-
Cashful Warrants	27,011,375	173,290				173,290
Compensation expense		27,000				27,000
Warrants issued for services		196,170				196,170

Beneficial conversion feature related to convertible note	94,403,861	457,800				457,800

Net loss			(3,818,868)			(3,818,868)

Balance, 12/31/08	502,704,604	51,223,284	(20,833,437)	(32,108,284)	-	(1,718,437)

Less: par value of common stock ($0.01)		502,705

Additional paid-in capital		$50,720,579
Plus 1,000,000 shares of Preferred Stock at .001 par value						1,000
Total stockholders’ equity						(1,717,437)

Balance 1/1/09	502,704,604	51,223,284	(20,833,437)	(32,108,284)	-	(1,718,437)
Shares issued for:
Cash	265,112,495	125,820				125,820
Officer & Director fees	98,673,470	53,950				53,950
Consulting services	1,340,243,305	938,389				938,389
Cashfull warrants	55,000,000	26,875				26,875
Cashless warrants	28,036,255	20,236				20,236
Accrued officer compensation pursuant to wrap around agreement	782,507,683	318,096				318,906
Beneficial conversion feature related to convertible note	1,262,566,483	728,810				728,810

Net loss			(1,846,091)			(1,846,091)
Balance 9/30/09	4,334,844,295	53,436,270	(22,679,528)	(32,108,284)	-	(1,351,542)

Less par value of common stock $.001		4,334,844

Additional paid-in-capital		$49,101,426

Plus 1,000,000 shares of Preferred Stock Series A at $.001 par value						1,000
Plus 25,000 shares of Preferred Stock Series B at $1 par-value						25,000
Total Stockholders' Equity						(1,325,542)

American Security Resources Corporation
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30, 2009 And 2008 And The Period From October 1, 2005 (Re-Entering Of Development Stage) Through September 30, 2009 (unaudited)

	Nine Months Ended September 30,		Re-entering Development Stage to
CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008	30-Sep-09
Net loss	$(1,846,091)	$(3,423,779)	$(22,679,528)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	23,605	110,206	160,484
Amortization of debt discount and deferred financing cost	248,440	58,379	248,440
(Gain)/Loss on derivatives	(79,852)	55,496	(6,200)
Loss on license fee	-	-	482,071
Accretion of capital lease obligation	-	20,140	-
Contingent penalty	-	325,000	218,600
Common stock issued for services	1,095,845	1,630,751	9,662,023
Common stock issued for officer compensation	53,950	-	53,950
Preferred stock issued for services		-	28,000
Discounts on convertible debenture	-	-	834
Stock option and warrant expense	-	40,249	4,552,501
Gain on stock payable		(60,000)
Permanent impairment of investment sale	-	-	225,000
Contingent liquidated damages expense	-	-	150,000
Change in operating assets and liabilities:
Prepaid expenses	112,590	(75)	(46,986)
Accrued interest receivable	-	-	4,968
Deferred finance costs		-	(26,252)
Accounts payable	(51,495)	(40,030)	284,793
Accrued liabilities	222,702	(362,854)	1,498,255
Accrued interest	38,575		92,114
Net cash used in operating activities	(181,731)	(1,646,517)	(5,096,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(3,327)	(151,832)
License agreement	-	-	(308,501)
Net cash used in investing activities	-	(3,327)	(460,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	100,820	-	2,225,740
Proceeds from the sale of preferred stock	25,000	-	25,000
Proceeds from convertible debentures	-	660,000	865,000
Paydown of shareholder loans	-	(25,000)	(1,659)
Paydown on note receivable	19,000	360,000	594,000
Net borrowings/(pay downs) on line of credit	-	(7,733)	45,490
Settlement of derivative liabilities			(101,937)
Proceeds from sale of warrants		15,000
Proceeds from the exercise of warrants	20,236	663,253	1,823,045
Net cash provided from financing activities	165,056	1,665,520	5,474,679

Net change in cash and cash equivalents	(16,675)	15,676	(82,587)
Cash and cash equivalents, beginning of period	25,121	12,690	91,033
	$8,446	$28,366	$8,446
Supplemental disclosure on non-cash financing activities:
Stock issued for accrued expenses	$161,450	$723,749	$369,015
Stock issued for conversion of debt	$755,685
Obligation to pay capital leases	$-	$800,000	800,000
Cash paid for interest and income taxes	$3,026	$25,770	25,770
Cashless exercise of warrants		18,585

NOTE 1 - BASIS OF PRESENTATION & CHANGES IN OR ADDITIONAL ACCOUNTING POLICIES
The accompanying consolidated financial statements of American Security Resources Corporation (“ASRC”, “the Company”, “we” or “us”) have been prepared by ASRC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with ASRC’s audited consolidated financial statements and notes thereto included in ASRC’s Form 10-K for the year ended December 31, 2008. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the nine months ended September 30, 2009 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 - GOING CONCERN
As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $22,679,528 since re-entering the development stage through September 30, 2009. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

NOTE 3 – CONVERTIBLE DEBENTURE
At September 30, 2009, the Company had convertible debentures outstanding as follows;

	Outstanding Balance of Convertible Debenture	Unamortized Discount

December 13, 2007 Debenture	$307,535	$103,738
February 28, 2008 Debenture	83,980
Total Convertible Debentures at September 30, 2009	$391,515	$103,738

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

Accordingly, we have received a total of $794,000 pursuant to the Securities Purchase Agreement through September 30, 2009.  Pursuant to the convertible debenture the investor may convert the amount paid towards the Securities Purchase Agreement into common stock of the Company at a conversion price equal to the lesser of (i) $0.25, or (ii) 80% of the average of the 5 lowest volume weighted average prices during the 20 trading days prior to investor’s election to convert (the percentage being a “Discount Multiplier”).  If any portion of the principal or accrued interest on this convertible debenture is not paid within ten (10) days of when it is due, the Discount Multiplier shall decrease by one percentage point (1%) for all conversions of the convertible debenture.  If the investor elects to convert a portion of the convertible debenture and, on the day that the election is made, the volume weighted average price is below $0.01, we shall have the right to prepay that portion of the convertible debenture that investor elected to convert, plus any accrued and unpaid interest, at 150% of such amount.  In the event that we elect to prepay that portion of the convertible debenture, investor shall have the right to withdraw its conversion notice.

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

During the three months ended September 30, 2009, the investor converted $7,100 of the outstanding principal into 22,673,870 shares of common stock of the Company.   During the nine months ended September 30, 2009, the investor converted $148,665 of the outstanding principal into 185,000,792 shares of common stock of the Company.  During the nine months ended September 30, 2009, $58,635 of discount was amortized and is reflected in interest expense.

In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a discount on debt of $123,283 as of September 30, 2009. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 4 years; (2) a computed volatility rate from 132% to 197%(3) a discount rate of 2.10% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the nine months ended September 30, 2009 $58,635 was amortized and is included in interest expense.
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

The Company has accrued an estimated penalty of $218,600 at September 30, 2009. The default also caused this convertible debenture to be treated as a current liability as it became payable on demand. The Company determined that the penalty should not be given derivative treatment, because in the event the penalty is called by the holder, it is to be paid in cash.

February 28, 2008 Debenture
On February 28, 2008, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of an aggregate of $515,000 in a convertible debenture bearing interest at 7.25% per annum, payable on or before February 28, 2012. There were $35,000 in financing costs for this debt issuance. The financing costs were deferred and amortized using the effective interest method. This expense was $2,376 for the three months ended September 30, 2009.

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

 In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $479,422 and an offsetting loss on derivative of $260,790 and discount on debt of $91,169 as of September 30, 2009. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 4 years; (2) a computed volatility rate from 132% to 197%(3) a discount rate of 2.10% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the six months ended September 30, 2009 $54,828 was amortized and is included in interest expense. The loss on derivative is equal to the difference between the discount on debt and the derivative liability. The instrument was re-valued at period end, and the resulting change for the year of $ was included in the statement of operations as a net loss on the derivative liability.

During the three months ended September 30, 2009, the investor converted $155,200 of the outstanding principal into 440,000,000 shares of common stock of the Company.

During the nine months ended September 30, 2009, the investor converted $411,020of the outstanding principal into 977,510,035 shares of common stock of the Company.

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

	Derivative Liability 9/30/09	Gain (Loss) on Derivative six months ended 9/30/09
February 28, 2008 Debenture	$143,503	$(130,312)
May 16, 2008 Debenture	-	5,476
Warrants Outstanding	23,058	49,488
Derivative Liability	$166,561	$(75,348)

NOTE 4 - COMMON STOCK
During the nine months ended September 30, 2009 ASRC issued 1,241,569,835 common shares to external parties in exchange for consulting and legal services recorded a total expense of $1,095,845. The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the nine months ended September 30, 2009, ASRC issued 98,673,470 common shares in lieu of compensation to its Officers and Directors.  The expense is equal to the fair value for services rendered.  These shares were valued at $53,950 based on their market value at the time of issuance, as reflected in these financial statements.

During the nine months ended September 30, 2009, ASRC issued 485,488,636 of common shares pursuant to a wrap around agreement with an accredited investment firm.  This agreement is a wrap-around agreement issued in exchange for accrued compensation due to the officers of ASRC

During the nine months ended September 30, 2009, ASRC issued 265,112,495 common shares for cash totaling $100,820.

NOTE 5 – PREFERRED STOCK
On March 12, 2009, the Company issued 25,000 shares of its Series B Preferred Stock for a total of $25,000.  Subsequently, during the fourth quarter of fiscal 2009, the shareholder converted the Series B preferred stock into 75,000,000 shares of common stock of the Company.

NOTE 6 - LEASES
ASRC leases office space and the terms provide for monthly rent of $2,365 to be paid through September 30, 2009. Additionally, ASRC’s subsidiary, Hydra Fuel Cell Corporation leases approximately 2,625 square feet in Portland, Oregon for monthly rent of $4,930.

NOTE 7 – COMMITMENTS AND CONTINGENCIES
In July 2006, ASRC issued warrants to purchase 50,000,000 shares to an investor for cash proceeds of $150,000 in contemplation of negotiating a further financing arrangement that ultimately did not occur. The warrants have a 3-year term and an exercise price of $0.01. ASRC estimated the fair market value of these warrants to be $4,113,000 using a Black-Scholes with key assumptions of (1) expected term of 3 years, (2) calculated volatility of 284.93%, (3) discount rate of 4.3% and (4) zero dividends. Included in the damages, was a potential to refund the $150,000 proceeds received. At the same time, a shareholder pledged 4,000,000 shares of his own stock in ASRC to the investor for collateral. ASRC evaluated these warrants for liability treatment under SFAS 133 and EITF 00-19 taking into consideration View A of EITF 05-04 and determined that it was more economical to settle in “unregistered shares”, thus these instruments were not considered to be liabilities under the authoritative literature. As of September 30, 2009, we are considered to be in default under this warrant agreement because no registration statement was filed. As a result, we have accrued a contingent liability of $218,600.

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

NOTE 8 – SUBSEQUENT EVENT
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

Results of Operation

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
The Company had $0 revenues for the nine months ended September 30, 2009. Expenses for the nine months totaled $1,117,032 resulting in an operating loss of $1,117,032. Expenses for the nine months consisted of legal and professional fees of $250,443; $649,842 consulting services; $286,399 research and development; and $482,130 of other general and administrative expenses.

The Company had $0 revenues for the nine months ended September 30, 2008. Expenses for the six months totaled $2,281,556 resulting in a operating loss of $2,281,556. Expenses for the ninee months consisted of $548,538 of contracted services; $295,119 legal expenses; $669,216 officers, directors and professional expense; and $147,976 for general and administrative expenses.

Capital Resources and Liquidity
As of September 30, 2009 we had $8,446 in cash.

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

Critical Accounting Policies
The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statement.

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

Our Chief Executive Officer, and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, our Chief Executive Officer, Chief Accounting Officer, and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LACK OF SEGREGATION OF DUTIES
Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such

PART II - OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2009, ASRC issued 265,112,495 common shares for cash totaling $100,820.

Item 3.   Defaults Upon Senior Securities
As previously disclosed in Note 3, ASRC was in default with a Securities Purchase Agreement with an accredited investor at December 31, 2008.  The Company has accrued an estimated contingent liability of $218,600 representing an estimated penalty due according to the Purchase Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders
There were no matters submitted for a vote of our security holders during the period ended September 30, 2009.

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
American Security Resources Corporation

Date: April 30, 2010	By:	/s/Frank Neukomm
President and Chief Executive Officer, Principal Executive Officer

	By:	/s/ John A. Wilkinson
Chief Financial Officer

	By:	/s/ Robert Farr
Principal Accounting Officer