Form 10-K
period 2009-12-31
American Security Resources Corp.
filed 2010-05-18
CIK 1085069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

Commission file number 000-27419

AMERICAN SECURITY RESOURCES CORPORATION
(Exact name of small business issuer as specified in its charter)

19 Briar Hollow Lane, Suite 125
Houston, Texas 77027
(Address of principal executive offices)

Nevada	90-0179050
(State of incorporation)	(I.R.S. Employer Identification No.)
Registrant’s telephone number, including area code: (713) 465-1001

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: $.001 Par Value Common

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  þ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☑
                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2009 is $1,518,118.18 (based on its reported last sale price by the OTC Pink Sheets).

The number of shares outstanding of the Registrant's common stock as of December 31, 2009 was 5,420,381,610

Documents Incorporated By Reference:  None

AMERICAN SECURITY RESOURCES CORPORATION

INDEX TO FORM 10-K
December 31, 2009

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

Employees
As of December 31, 2009, the Company had two contract management members. None of the Company’s employees are covered by any collective bargaining agreements. Management believes that its relations with its employee contractors are good and the Company has not experienced any work stoppages attributable to employee disagreements.

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

ITEM 3. LEGAL PROCEEDINGS
From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is presently involved in litigation as further described in Footnote 13.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information.
The Company’s common stock trades on Pink Sheets under the symbol “ARSC.PK”, and was formerly listed on the NASDAQ OTC Bulletin Board under the symbol “ARSC”. The market for the Company’s common stock on Pink Sheets and on the OTC Bulletin Board is limited, sporadic and highly volatile.

The following quotations were provided by Pink Sheets and the OTC Bulletin Board for the Company’s common stock for the last two years. The quotations represent inter-dealer prices and do not necessarily represent actual transactions. These quotations do not reflect dealer markups, markdowns or commissions.

Quarter ended:	High	Low
March 31, 2009	$ 0.0034	$ 0.0005
June 30, 2009	$ 0.002	$ 0.0003
September 30, 2009	$0.0011	$0.0003
December 31, 2009	$ 0.0007	$ 0.0003

March 31, 2008	$ 0.033	$ 0.025
June 30, 2008	$ 0.074	$ 0.015
September 30, 2008	$ 0.044	$ 0.01
December 31, 2008	$ 0.013	$ 0.0019

Holders
The number of record holders of the Company's securities as of the date of this Report is approximately 351.

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

Recent Sales of Unregistered Securities
During the year ended December 31, 2009, ASRC issued 2,116,514,414 common shares to external parties in exchange for consulting and legal services recorded a total expense of $1,488,450. The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the year ended December 31, 2009, ASRC issued 189,336,735 common shares in lieu of compensation to its Officers and Directors.  The expense is equal to the fair value for services rendered.  These shares were valued at $87,550 based on their market value at the time of issuance, as reflected in these financial statements.

During 2009, ASRC entered into a series of wrap around agreements with two accredited investment firms in which ASRC and the Chief Executive Officer and Chief Operating Office guaranteed the liability in exchange for settlement of accrued compensation to these individuals.  The wrap around agreement allowed the investor to exchange the outstanding debt in exchange for common stock of the Company.  During 2009, the Company issued 935,079,111 common shares in exchange for settlement of the accrued compensation of $206,449 to these executives.

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

The following table provides information as of December 31, 2009 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities shown in first column)
Equity compensation plans approved by shareholders (1)(2)	0	$0.00	200,000,000

Total	0	$0.00	200,000,000

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

	Year Ended December 31,
	2005	2006	2007	2008	2009
Statement of Operations Data:
Revenue	$ -	$ -	$ -	$ -	$ -
Research and development costs	-	1,767,084	1,039,652	1,528,081	533,085
General and administrative	5,381,900	6,579,160	4,176,295	1,604,224	1,698,829
Loss from operations	(5,384,548)	(8,368,581)	(5,277,798)	(3,132,305)	(2,261,712)
Other income (expense), net	-	(231,189)	(208,337)	(653,808)	(417,565)
Net loss	$(5,384,548)	$ (8,599,770)	$ (5,486,135)	$(3,818,868)	$(2,679,277)

Net loss per common share	$ (0.13)	$ (0.11)	$ (0.04)	$ (0.01)	$ (0.00)
Weighted average common shares
outstanding-basic and diluted	42,053,103	80,723,597	125,033,916	271,793,646	2,656,485,145

Balance Sheet Data:
Current assets	$ 154,062	$ 13,022	$ 21,473	$ 183,683	$ 16,289
Total assets	169,517	146,143	2,246,892	276,187	78,995
Current liabilities	25,478	419,320	1,677,299	840,912	1,793,519
Total liabilities	25,478	419,320	3,133,624	1,993,624	1,793,519
Stockholders' Equity (Deficit)	144,039	(273,177)	(886,732)	(1,717,437)	(1,714,524)

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

We have had no revenue since beginning our Hydra subsidiary.  Although we expect revenues from our HydraStax™ unit during 2010, we do expect cash flows from distribution of the unit to become self-funding during 2010.  We estimate that our Hydra Fuel Cell subsidiary will require approximately $1 million to produce and sell HydraStax® units to cash flow self-sufficiency. There is no guarantee that management will be successful in obtaining these funds.

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

Recent Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require that publicly traded companies include the fair value disclosures required by SFAS No. 107 in their interim financial statements and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. The Company does not expect the adoption of FSP 107-1 and APB 28-1 to have any material impact on its financial statements and required disclosures.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. The Company does not expect the adoption of FAS 157-4 to have any material impact on its financial statements or required disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. SFAS No. 165 is effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS No. 165 to have any material impact on its financial statements or required disclosures.

In June 2009, the FASB issued SFAS 168, “Codification”, which confirmed that the FASB Accounting Standards Codification will become the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature. After that date, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the third quarter of fiscal 2009.

Financial Condition and Results of Operations
The Company had no revenue during the calendar years ended December 31, 2009 and 2008.

The Company had no gross profit during fiscal years 2009 and 2008. General and administrative expenses were $1,698,829 and $1,604,224 for the years ended December 31, 2009 and 2008 respectively. Principal general and administrative expenses included contracted services ($834,362 and $222,245, respectively); legal expenses ($341,141 and $352,066, respectively); payroll and contractors ($354,132 and $760,530 respectively); and rent ($111,158 and $96,384, respectively).

Research and development expenses were $533,086 and $1,528,081 for the calendar years ended December 31, 2009 and 2008, respectively for costs incurred in its Hydra Fuel Cell and American Hydrogen subsidiaries relating to the development of its HydraStax® hydrogen fuel and hydrogen generator.

Significant components of operating expenses for 2009 and 2008 were:

	2009	2008
Fair value of warrants issued for services	$-	$72,546
Stock issued for officers and directors' services	87,550	658,780
Stock issued to outside consultants	1,488,450	510,746
Totals	$1,576,000	$1,242,072

The Company had net operating losses of $2,679,277 and $3,818,868 for the years ended December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources.
We had no revenues for the years ended December 31, 2009 and 2008.

Our working capital deficit decreased by $13,711 to ($1,777,230) at December 31, 2009 compared to ($1,790,941) at December 31, 2008. This deficit is primarily due to lack of revenues while we are in development stage and we continue to incur ordinary research and development and operating expenses as well as reflecting our outstanding debenture balances as current liabilities as a result of defaults under SEC filing provisions in those debenture agreements.

Our cash flows from operations were negative during the years ended December 31, 2009 and 2008, respectively, due to our lack of revenues and the continuation of research and development and operating costs. Our primary funding source was the exercise of stock options for cash, issuance of stock for cash, and proceeds from new convertible debentures resulting in total cash provided by financing activities of $165,056.

We consumed $177,778 in cash from operating activities for the year ended December 31, 2009 compared with $1,392,129 for the year ended December 31, 2008.

We had a net comprehensive loss of $2,679,277 and $3,818,868 or $0.00 and $0.01 per share for the year ended December 31, 2009 and 2008, respectively.

Our working capital deficit increased by $778,618 to ($1,790,941) at December 31, 2008 compared to ($1,012,323) at December 31, 2007. This deficit is primarily due to lack of revenues while we are in development stage and we continue to incur ordinary research and development and operating expenses as well as reflecting our outstanding debenture balances as current liabilities as a result of defaults under SEC filing provisions in those debenture agreements.

Our cash flows from operations were negative during the years ended December 31, 2009 and 2008, respectively, due to our lack of revenues and the continuation of research and development and operating costs. Our primary funding source was the exercise of stock options for cash, issuance of stock for cash, and proceeds from new convertible debentures resulting in total cash provided by financing activities of $1,689,631.

We consumed $1,392,129 in cash from operating activities for the year ended December 31, 2008 compared with $1,651,405 for the year ended December 31, 2007.

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

ITEM 8 - FINANCIAL STATEMENTS

AMERICAN SECURITY RESOURCES CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	13

Financial Statements
Consolidated Balance Sheets at December 31, 2009	14

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and the period from October 1, 2005 (Re-entering of Development Stage) Through December 31, 2009	15

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2009 and 2008 and the period from October 1, 2005 (Re-entering of Development Stage) through December 31, 2009	16

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and the period from October 1, 2005 (Re-entering of Development Stage) Through December 31, 2009	20

Notes to Consolidated Financial Statements	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
American Security Resources, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of American Security Resources Corporation as of December 31, 2009 and the related consolidated statements of income, cash flows and stockholders' equity for the year ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Security Resources Corporation as of December 31, 2009, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ PS STEPHENSON & CO., PC

Wharton, Texas
May 17, 2010

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
December 31, 2009

ASSETS
Cash in bank	$12,399
Prepaid expenses	3,890
Total Current Assets	16,289

Equipment, net of accumulated depreciation of $119,413	43,744

Other assets	18,962

TOTAL ASSETS	$78,995

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$358,940
Other current liabilities	424,393
Convertible debentures (net of discounts of $781,004)	33,154
Accrued interest on convertible debentures	5,762
Derivative liability	971,270
1,793,519
Total Current Liabilities

Long Term Liabilities	-

Total Liabilities	1,793,519

SHAREHOLDERS' (DEFICIT)
Preferred stock Series A - 1,000,000 shares authorized; $.001 par value; 1,000 shares issued and outstanding	1,000
Preferred stock Series B - 1,000,000 shares authorized; $.001 par value; No shares issued and outstanding	-
Common stock - 200,000,000 shares authorized; $.001 par value; 5,420,381,610 shares issued and outstanding	5,420,381

Additional paid-in capital	48,485,093
Deficit accumulated during the development stage	(23,512,714)
Deficit accumulated from prior operations	(32,108,284)

Total Shareholders' (Deficit)	(1,714,524)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$78,995

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008	Re-entering Development Stage to 12/31/09

General and administrative expenses	1,698,829	1,604,224	16,985,128
Depreciation	29,798	32,755	147,687
Research and development expenses	533,085	1,528,081	4,869,001
Operating Loss	(2,261,712)	(3,165,060)	(22,001,816)

Other Income (Expense):
Interest income	-	71,253	76,221
Gain (loss) on derivative liability	(99,053)	(73,652)	(172,705)
Permanent impairment of investment			(225,000)
Loss on license fee	-	(283,500)	(482,071)
Penalty on debenture default	(78,775)	(218,600)	(297,375)
Interest expense	(239,737)	(149,309)	(409,968)
Net Loss	(2,679,277)	(3,818,868)	(23,512,714)

Other Comprehensive Loss:
Change in unrealized loss on investment available for sale	-	-	(86,538)

Comprehensive Loss	$(2,679,277)	$(3,818,868)	$(23,599,252)

Loss per share - basic and fully diluted	$ (0.00)	$ (0.01)

Weighted average no. of shares outstanding	2,656,485,145	271,793,646

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2009

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit		Comprehensive Loss	Total
			Development Stage	Prior Operations
Balance at 12/31/04	35,319,977	$ 29,741,757	$ (29,652,400)	$ -	$ -	$ 89,357

Shares issued for:
Cash	2,000,000	77,000				77,000
director services	2,624,501	248,567				248,567
Services	8,231,288	1,429,304				1,429,304
warrant expense	-	1,505,897				1,505,897
Compensation	12,000,000	2,040,000				2,040,000
equity swap investment	1,500,000	225,000				225,000
Net loss			(5,384,548)			(5,384,548)
Other comprehensive loss					(86,538)	(86,538)

Balance, 12/31/05	61,675,766	35,267,525	(35,036,948)	-	(86,538)	144,039

Reclassification of accumulated deficit			32,108,284	(32,108,284)
Shares issued for:
Cash	23,744,250	1,905,990				1,905,990
director fees	6,698,000	690,885				690,885
consulting service	14,786,051	1,724,639				1,724,639
accrued liabilities	633,292	132,539				132,539
cashless exercise of warrants	1,129,935	-				-
employee and contractor bonuses	937,500	42,188				42,188

Warrants issued for cash		150,000				150,000
Warrants issued for services		2,405,847				2,405,847
Modification of Warrants		1,127,998				1,127,998

Net loss			(8,599,770)			(8,599,770)

Other equity items		(84,070)			86,538	2,468

Balance, 12/31/06	109,604,794	43,363,541	(11,528,434)	(32,108,284)	-	(273,177)

Less: par value of common stock ($0.01)		109,604

Additional paid-in capital		$ 43,253,937

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2009

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
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2009

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

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2009

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit		Comprehensive Loss	Total
			Development Stage	Prior Operations

Balance, 12/31/08	502,704,604	51,223,284	(20,833,437)	(32,108,284)	-	(1,718,437)
Shares issued for
Cash	238,791,067	111,945				111,945
O&D fees	189,336,735	87,550				87,550
Consulting service	2,116,514,414	1,488,450				1,488,450
Accrued liabilities	-	-				-
Cashless exercise of warrants	28,036,255	-				-
Cashful Warrants	55,000,000	28,111				28,111
Conversion of Series B preferred	75,000,000	25,000				25,000

Accrued officer compensation pursuant to wrap around agmt.	935,079,111	206,449				206,449
Beneficial conversion feature related to convertible note	1,224,919,424	734,685				734,685

Net loss			(2,679,277)			(2,679,277)

Balance, 12/31/09	5,420,381,610	53,905,474	$(23,512,714)	$(32,108,284)	$ -	(1,715,524)

Less: par value of common stock ($0.01)		(5,420,381)

Additional paid-in capital		$48,485,093
Plus 1,000,000 shares of Preferred Stock at .001 par value						1,000
Total stockholders’ equity						$(1,714,524)

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008	Re-entering Development Stage to 12/31/09
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,679,277)	$ (3,818,868)	$ (23,512,714)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	29,798	51,743	166,677
Contingent penalty	78,775	218,600	297,375
Common stock issued for services	1,750,200	1,732,669	10,316,378
Preferred stock issued for services	-	28,000	28,000
(Gain) loss on derivatives	99,053	73,652	172,705
Amortization of discount on convertible debenture, net	102,131	-	102,965
Stock option and warrant expense	-	72,546	4,552,501
Permanent impairment of investment available for sale	-	-	225,000
Contingent liquidated damages expense	-	-	150,000
Change in operating assets and liabilities:
Prepaid expenses	135,672	(158,823)	(23,904)
Accrued interest receivable	-	4,968	4,968
Deferred finance costs	-	(26,252)	(26,252)
Accounts payable	(34,836)	(17,883)	301,452
Loss on license fee	-	283,500	482,071
Accrued liabilities	367,376	212,414	1,642,929
Accrued interest	(26,670)	53,539	26,869
Net cash used in operating activities	(177,778)	(1,290,195)	(5,092,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(1,571)	(151,832)
Purchase of License Agreement	-	(283,500)	(308,501)

Net cash provided from (used in) investing activities	-	(285,071)	(460,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	111,945	303,000	2,236,865
Proceeds from sale of preferred stock	25,000	-	25,000
Shareholders loans	-	(26,659)	(1,659)
Paydown on note receivable	-	575,000	575,000
Proceeds from convertible note	-	665,000	865,000
Net borrowings/(paydowns) on line of credit	-	-	45,490
Settlement of derivative liabilities	-	(101,934)	(101,934)
Proceeds from issuance of warrants	28,111	173,290	1,802,809

Net cash provided from financing activities	165,056	1,587,697	5,474,682

Net change in cash and cash equivalents	(12,722)	12,431	(78,631)
Cash and cash equivalents, beginning of period	25,121	12,690	91,030
Cash and cash equivalents, end of period	$12,399	$ 25,121	$ 12,399

Supplemental disclosure of non-cash financing activities:
Stock issued for accrued expenses	$ 686,748	$ 132,539	$ 819,287
Cashless exercise of warrants	$19,000	$18,585	$ 38,715
Cash paid for interest and income taxes	$ 162,246	$ 113,005	$ 275,251

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

Significant Accounting Policies

Basis of presentation
The consolidated financial statements include the accounts of American Security Resources Corporation and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated. Management determined that ASRC, upon embarking on the new business plan of development and marketing of the HydraStax hydrogen fuel cell, has re-entered the development stage as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. Consequently, ASRC has presented these financial statements in accordance with that Statement, including losses incurred from October 1, 2005 (re-entering of development stage) to December 31, 2009.

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

Basic and Diluted Net Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. The number of potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been antidilutive was 12,411,127 common stock potentially issuable under outstanding options/warrants.

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

Recently issued accounting pronouncements
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require that publicly traded companies include the fair value disclosures required by SFAS No. 107 in their interim financial statements and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. The Company does not expect the adoption of FSP 107-1 and APB 28-1 to have any material impact on its financial statements and required disclosures.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. The Company does not expect the adoption of FAS 157-4 to have any material impact on its financial statements or required disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. SFAS No. 165 is effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS No. 165 to have any material impact on its financial statements or required disclosures.

In June 2009, the FASB issued SFAS 168, “Codification”, which confirmed that the FASB Accounting Standards Codification will become the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature. After that date, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the third quarter of fiscal 2009.

NOTE 2 - GOING CONCERN
As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $2,679,277and $3,818,868 in the years ended 2009 and 2008, respectively. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31, 2009:

Description	Life	Amount	Accumulated Depreciation	Net Book Value
Office furniture and equipment	Generally 5 years	$43,199	$ 30,104	$ 13,095
Equipment	From 3 to 7 years	119,958	89,309	30,649
Totals		$ 163,157	$ 119,413	$43,744

NOTE 4- INTANGIBLE ASSETS
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

NOTE 5 – CONVERTIBLE DEBENTURE
At December 31, 2009, the Company had convertible debentures outstanding as follows:

	Outstanding Balance of Convertible Debenture	Unamortized Discount

December 13, 2007 Debenture	$350,000	$(350,000)
February 28, 2008 Debenture	431,004	(397,850)
Total Convertible Debentures at December 31, 2009	$781,004	$747,850

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
February 1, 2011.  The investor is obligated to make monthly periodic prepayments of $250,000 during each month that the promissory in outstanding.  Interest is payable on a monthly basis, commencing January 15, 2008.  The interest rate shall be increased by 0.25 percentage points per each Periodic Prepayment that is not paid by the investor, provided however that in no event shall the interest rate exceed an amount equal to 12.5%.  During the year ended December 31, 2009, the Company received $19,000 under this promissory note.

Accordingly, we have received a total of $307,535 and $575,000 pursuant to the Securities Purchase Agreement during the years 2009 and 2008, respectively.  Pursuant to the convertible debenture the investor may convert the amount paid towards the Securities Purchase Agreement into common stock of the Company at a conversion price equal to the lesser of (i) $0.25, or (ii) 80% of the average of the 5 lowest volume weighted average prices during the 20 trading days prior to investor’s election to convert (the percentage being a “Discount Multiplier”).  If any portion of the principal or accrued interest on this convertible debenture is not paid within ten (10) days of when it is due, the Discount Multiplier shall decrease by one percentage point (1%) for all conversions of the convertible debenture.  If the investor elects to convert a portion of the convertible debenture and, on the day that the election is made, the volume weighted average price is below $0.01, we shall have the right to prepay that portion of the convertible debenture that investor elected to convert, plus any accrued and unpaid interest, at 150% of such amount.  In the event that we elect to prepay that portion of the convertible debenture, investor shall have the right to withdraw its conversion notice.

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

During 2009 the investor converted $148,665 of the outstanding principal into common shares of stock of the Company.  The Company also received $19,000 in principal payments on the secured promissory note during 2009.

In the event that we default on the payment of the convertible debenture, the investor shall have the right to declare the outstanding principal and accrued interest immediately due and payable in cash at a price of 150% of the outstanding principal and accrued interest.  The company became in default on this debenture when we were unable to timely file required periodic and annual reports required to be filed pursuant to Section 12 or 15(d) of the 1934 Securities and Exchange Act. One of the requirements in our convertible debenture agreement was that the Company timely file all reports required As a result, the convertible debenture was callable by the holder at 150% of the unpaid principal balance at December 31, 2009. The Company also asserts that the investor breached its agreement resulting in the acceleration of the remaining balance plus a penalty

Subsequent to December 31, 2009, the Company and the investor reached a settlement agreement whereby both parties agreed to dismiss their respective claims against the other, and mutually agreed the outstanding principal due under the original convertible debenture to the investor of $350,000 would be paid though a stock conversion program, with interest of 7 ¼% from May 1, 2010 until the outstanding principal is fully converted.  The settlement agreement provides for daily trading limits of the Company’s common stock by the investor, as well as penalties for violations of the trading restrictions.

As the settlement agreement resulted in a modification of the principal outstanding, payment terms and due dates, we evaluated this agreement as of December 31, 2009 pursuant to FASB Statement No. 133 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and FASB No. 133 applied. In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $433,199 and an offsetting loss on derivative of $83,199 and discount on debt of $350,000. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1 year; (2) a computed volatility rate from 345% (3) a discount rate of 0.45% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method.

February 28, 2008 Debenture
On February 28, 2008, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of an aggregate of $515,000 in a convertible debenture bearing interest at 7.25% per annum, payable on or before February 28, 2012. There was $35,000 in financing costs for this debt issuance. The financing costs were deferred and amortized using the effective interest method. This expense was $9,723 and $7,292 for the years ended December 31, 2009 and 2008.

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

In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $558,412 and an offsetting loss on derivative of $43,412 and discount on debt of $515,000. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 4 years; (2) a computed volatility rate from 132% to 197% (3) a discount rate of 2.10% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the year ended December 31, 2009 and 2008, $66,180 and $93,183 was amortized and is included in interest expense. The gain/loss on derivative is equal to the difference between the discount on debt and the derivative liability. The instrument was re-valued at the settlement agreement date (see below), and the resulting change for the year of $39,731 was included in the statement of operations as a net gain on the derivative liability.

During fiscal 2009, the investor converted $411,020 of the outstanding principal into shares of common stock of the Company.

The company became in default on this debenture when we were unable to timely file required periodic and annual reports required to be filed pursuant to Section 12 or 15(d) of the 1934 Securities and Exchange Act. One of the requirements in our convertible debenture agreement was that the Company timely file all reports required.

Effective November 17, 2009, the Company and the Investor entered into a settlement agreement whereby the Investor agreed to a settlement amount of $431,004, including all unpaid principal, interest and penalties, to be paid in cash or common stock of the Company, subject to an ownership limitation, as defined in the settlement agreement.  Interest on the settlement amount will accrue at 8.75% beginning November 6, 2009, and all unpaid principal and accrued interest is due on or before December 31, 2010.The Company is subject to certain covenants and reporting requirements.  The Company recorded a penalty charge in the fourth quarter of $78,775 in connection with the settlement agreement.

As the settlement agreement resulted in a modification of the principal outstanding, payment terms and due dates, we evaluated this agreement pursuant to FASB Statement No. 133 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and FASB No. 133 applied. In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $534,067 and an offsetting loss on derivative of $103,063 and discount on debt of $431,004. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1 year; (2) a computed volatility rate from 345% (3) a discount rate of 0.45% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the year ended December 31, 2009 $33,154 was amortized and is included in interest expense.

Derivative Liability
The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the derivative treatment. The Company valued these warrants using the Black-Scholes valuation model. The result of the valuation is a derivative liability in the amount of $4,004. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term ranging from 1 to 2  years; (2) a computed volatility rate ranging from 229% to 345% (3) a discount rate ranging from 0.37% to 0.45% and (4) zero dividends. The valuation of these warrants was treated the same way as the liability associated with the debt. There were no other instruments found to be tainted by the derivative treatment.

	Derivative Liability 12/31/2009	Gain (Loss) on Derivative Year Ended 12/31/09
December 13, 2007 Debenture	$433,199	$(83,199)
February 28, 2008 Debenture	$534,067	$(63,332)
Warrants Outstanding	4,004	47,478
Derivative Liability	$971,270	$(99,053)

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

On June 30, 2005, we issued warrants to purchase 6,000,000 common shares to an outside consultant. As such we recorded an expense of $1,505,897 during the quarter that was estimated using the Black Scholes pricing model. Significant assumptions used were (1) 2 year term, (2) volatility of 149.80%, (3) risk-free rate of 3.5% and (4) dividends of zero. Subsequently, the consultant exercised warrants to purchase 2,000,000 shares for $77,000 in cash. The market value at the time of the exercise was $780,000, but appropriately, there was no additional compensation expense recorded. The remaining warrants were then cancelled. The warrants contained no cashless provision.

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

During the year ended December 31, 2009, ASRC issued 2,116,514,414 common shares to external parties in exchange for consulting and legal services recorded a total expense of $1,488,450. The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the year ended December 31, 2009, ASRC issued 189,336,735 common shares in lieu of compensation to its Officers and Directors.  The expense is equal to the fair value for services rendered.  These shares were valued at $87,550 based on their market value at the time of issuance, as reflected in these financial statements.

During 2009, ASRC entered into a series of wrap around agreements with two accredited investment firms in which ASRC and the Chief Executive Officer and Chief Operating Office guaranteed the liability in exchange for settlement of accrued compensation to these individuals.  The wrap around agreement allowed the investor to exchange the outstanding debt in exchange for common stock of the Company.  During 2009, the Company issued 935,079,111 common shares in exchange for settlement of the accrued compensation of $206,449 to these executives.

During the year ended December 31, 2009, ASRC issued 238,791,067 common shares for cash totaling $92,945.

During the year ended December 31, 2009, ASRC issued 28,036,255 common shares under cashless warrant exercise.

During the year ended December 31, 2009, ASRC issued 55,000,000 common shares from the exercise of warrant agreements resulting in total cash proceeds of $28,111.

During the year ended December 31, 2009, ASRC received conversion notices under convertible debenture agreements to issue an aggregate of 1,224,919,424 common shares for total debt reductions of $734,685.

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

During the year ended December 31, 2009, ASRC issued 2,116,514,414 common shares to external parties in exchange for consulting and legal services recorded a total expense of $1,488,450. The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the year ended December 31, 2009, ASRC issued 189,336,735 common shares in lieu of compensation to its Officers and Directors.  The expense is equal to the fair value for services rendered.  These shares were valued at $87,550 based on their market value at the time of issuance, as reflected in these financial statements.

During 2009, ASRC entered into a series of wrap around agreements with two accredited investment firms in which ASRC and the Chief Executive Officer and Chief Operating Office guaranteed the liability in exchange for settlement of accrued compensation to these individuals.  The wrap around agreement allowed the investor to exchange the outstanding debt in exchange for common stock of the Company.  During 2009, the Company issued 935,079,111 common shares in exchange for settlement of the accrued compensation of $206,449 to these executives.

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

On August 2, 2007, the Company issued Ohio University 2,000,000 warrants exercisable over a three year period at the closing price of the Company’s common stock on the closing date, which was $0.041 on August 2, 2007.  The Company valued the warrants at $37,500 by using the Black Scholes model with assumptions including: (1) three years: (2) a computed volatility rate of 117.24%: (3) a discount rate of 4.57% and (4) zero dividends.  This amount was written off in conjunction with the Company’s termination of the Ohio Agreement (Note 4)

In 2007, ASRC issued 650,000 shares and granted warrants to purchase 650,000 shares of our common stock pursuant to a Private Placement Memorandum with two accredited investors whereby the investors purchased 650,000 Investment Units consisting of (a) 1 share of common stock, (b) ½ of one option to purchase a share of our common stock at $0.10 and (c) ½ of one option to purchase a share of our common stock at $0.20. These warrants vested immediately and had a term of three years. We allocated the proceeds of $32,500 to the warrants and common stock based on the relative fair value of each. We estimated the fair value of these warrants using the Black Scholes method with assumptions including: (1) term of 3 years; (2) a computed volatility rate of 194.65% (3) a discount rate of 4.78 % and (4) zero dividends. The relative fair value of these options was estimated to be $18,931 and was included in general and administration expenses for the year ended December 31, 2007.

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

In 2007, ASRC granted a distributor for 40,000,000 warrants, that are exercisable at the lower of $0.03 or the lowest closing price at any time prior to the exercise of any or all of the warrants that have an expiration date of December 18, 2008.  We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 1 year; (2) a computed volatility 117% (3) a discount rate of 4.5% and (4) zero dividends. Based on the warrant agreement, consulting expense of $719,022 was recorded as general and administrative expense for the valuation of the warrants as of December 31, 2007.  During the year ended December 31, 2008, 19,611,489 warrants were exercised for cash proceeds of $86,290, and the remaining outstanding warrants expired.

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

In 2008, the Company granted warrants to purchase an aggregate 10,000,000 shares of common stock pursuant to a consulting agreement.  The warrants are exercisable over a one year period at an exercise price of $0.005 per share.  We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 1 year; (2) a computed volatility 285% (3) a discount rate of 4.3% and (4) zero dividends.  The fair value of these options was estimated to be $11,826 and is included in general and administrative expenses for the year ended December 31, 2008.  These warrants expired in the fourth quarter of fiscal 2009.

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

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the derivative treatment. The Company valued these warrants using the Black-Scholes valuation model. The result of the valuation is a derivative liability in the amount of $4,004. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term ranging from 1 to 2  years; (2) a computed volatility rate of 229-345% (3) a discount rate ranging from 0.37% to 0.45% and (4) zero dividends. The valuation of these warrants was treated the same way as the liability associated with the debt. There were no other instruments found to be tainted by the derivative treatment.

Summary of warrant and options information is as follows:

	Weighted Avg. Exercise Price	Outstanding Beginning of Period	New Grants	Forfeitures and Cancellations	Exercises	Outstanding End of Period

Year ended December 31, 2004	$0.58	-	19,500,000	-	-	19,500,000
December 31, 2004			19,500,000	-	-	19,500,000

2005 Activity:
2005 Grants	$0.30		1,000,000	-	-	1,000,000
2005 Grants	$0.30		5,000,000	-	-	5,000,000
Exercised for cash	$0.04		-	-	2,000,000	(2,000,000)
Cancelled	$0.30		-	4,000,000	-	(4,000,000)

December 31, 2005	$ 0.60	19,500,000	6,000,000	4,000,000	2,000,000	19,500,000

2006 Activity:
Granted pursuant to consulting arrangements	$ 0.08		15,250,000	-	15,250,000	-
Forfeitures and cashless exercise	$ 0.13		-	500,000	1,500,000	(2,000,000)
Options granted to directors	$ 0.19		5,500,000	-	-	5,500,000
Granted pursuant to private placements	$ 0.41		1,119,250	-	-	1,119,250
Granted pursuant to warrant agreement	$ 0.01		50,000,000	-	-	50,000,000

December 31, 2006	$ 0.13	19,500,000	71,869,250	500,000	16,750,000	74,119,250
2007 Activity:
Options granted to directors	$0.07		3,500,000			3,500,000
Grants pursuant to consulting agreements	$.003		87,500,000		46,850,000	40,650,000
Cash less exercise					76,873	(76,873)
Forfeits	$0.03			17,500,000		(17,500,000)
New grant	$0.04		2,000,000			2,000,000

December 31, 2007		74,119,250	93,000,000	17,500,000	46,926,873	102,692,377
2008 Activity:
Forfeitures and cashless exercise	$0.0021			20,669,761	30,584,425	(51,254,186)
Grant to accredited investor	$0.0017		15,000,000		15,000,000
Grants for legal services	$0.012		7,400,000		7,400,000
Grants to consultants	$0.005		10,000,000			10,000,000
Exercised by consultants	$0.044				19,611,489
December 31, 2008		102,692,377	32,400,000	(20,669,761)	(72,595,914)	41,826,702
2009 Activity:
Forfeitures and cashless exercise	$0.0039			29,415,575		(29,415,575)
Consultant grants and exercises	$0.0005		83,036,255		(83,036,255)	-
December 31, 2009		41,826,702	83,036,255	(29,415,575)	(83,036,255)	12,411,129

NOTE 10- INCOME TAXES
ASRC uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2009 and 2008, ASRC incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward and temporary differences has been fully reserved. The cumulative net operating loss carry-forward is approximately $18,400,000 at December 31, 2009 and will expire in the years 2019 and 2029. The resulting deferred tax asset arising from NOL carry forwards of $6,256,000 has been fully reserved.

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

During the year ended December 31, 2009, ASRC issued 189,336,735 common shares in lieu of compensation to its Officers and Directors.  The expense is equal to the fair value for services rendered.  These shares were valued at $87,550 based on their market value at the time of issuance, as reflected in these financial statements.

During 2009, ASRC entered into a series of wrap around agreements with two accredited investment firms in which ASRC and the Chief Executive Officer and Chief Operating Office guaranteed the liability in exchange for settlement of accrued compensation to these individuals.  The wrap around agreement allowed the investor to exchange the outstanding debt in exchange for common stock of the Company.  During 2009, the Company issued 935,079,111 common shares in exchange for settlement of the accrued compensation of $206,449 to these executives.

NOTE 12 - LEASES
ASRC leased office space under an operating lease during 2009 and 2008. The lease agreement provided for monthly rent of $2,650 to be paid through March 31, 2012. Additionally, ASRC’s subsidiary, Hydra Fuel Cell Corporation leases approximately 5,000 square feet in Portland, Oregon for monthly rent of $4,930.

Minimum lease payments due under non-cancelable leases over the next five years and thereafter are as follows as of December 31, 2009:

Year Ending December 31,
2010	$ 31,800
2011	31,800
2012	7,950
2012	-
Total	$71,550

Total rent expense was $100,314 and $96,384 during 2008 and 2007, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
As previously mentioned in Note 5, ASRC was in default with two Securities Purchase Agreements with two accredited investment firms at December 31, 2008 and during the year ended December 31, 2009.

Effective November 17, 2009, the Company and one investor entered into a settlement agreement whereby the Investor agreed to a settlement amount of $431,004, including all unpaid principal, interest and penalties, to be paid in cash or common stock of the Company, subject to an ownership limitation, as defined in the settlement agreement.  Interest on the settlement amount will accrue at 8.75% beginning November 6, 2009, and all unpaid principal and accrued interest is due on or before December 31, 2010.The Company is subject to certain covenants and reporting requirements.  The Company recorded a penalty charge in the fourth quarter of $78,775 in connection with the settlement agreement.

Subsequent to December 31, 2009, the Company and second investor reached a settlement agreement whereby both parties agreed to dismiss their respective claims against the other, and mutually agreed the outstanding principal due under the original convertible debenture to the investor of $350,000 would be paid though a stock conversion program, with interest of 7 ¼% from May 1, 2010 until the outstanding principal is fully converted.  The settlement agreement provides for daily trading limits of the Company’s common stock by the investor, as well as penalties for violations of the trading restrictions.

NOTE 14 – SUBSEQUENT EVENTS
As mentioned in Note 13, the Company settled its arrangement with an accredited investor due to default in the original debenture agreement.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T). Controls and Procedures.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were ineffective.  The failure to timely file this annual report for 2009 leads to the conclusion that the disclosure controls and procedures were not effective.  As of the date of this report, the Company has added the further step of fully discussing with its outside advisors whether they are aware of any new SEC rules and regulations affecting our disclosure requirements and whether each report being filed is compliant with current rules and regulations. Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Controls
During the quarter ended December 31, 2009, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

CEO and CFO Certifications
Exhibits 31.1 and 32.1 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

PART III

ITEM 10 - Directors, Executives Officers, Promoters and Control Persons

The Company has adopted a Code of Ethics that applies to all of its Directors, Officers (including its CEO, CFO and chief accounting officer and any person performing similar functions) and all employees. The Code is attached hereto by reference.

Directors and Executive Officers
The following table sets forth the names of all current directors and executive officers of the Company as of December 31, 2009. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.
Name	Positions Held	Date of Election or Designation

Robert C. Farr	President/COO	11/23/05
	Director	10/27/04

Frank Neukomm	Director	02/25/04
	Secretary	11/08/04
	Chairman/CEO	11/21/05

Robert J. Wilson	Director	07/21/05

Marlin Williford	CFO (1)	07/05/07

Sam Lindsey	CFO (1)	11/1/08
John A. Wilkinson	CFO (1)	04/08/09
John A. Wilkinson	CFO (1)	04/1/09
Alvie T. Merrill	Director	10/11/06

James R. Twedt	Director	10/11/06

R. Brian Klock	Director	01/10/09
(1)	Mr. Williford performed the Chief Financial Officer duties for the Company on a contract basis until he was replaced by Mr. Lindsey. Mr. Lindsey was replaced by John A. Wilkinson CPA in April 2009.

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

Item 11. Executive Compensation.
Messrs. Robert Farr, Director and Chief Operating Officer, and Frank Neukomm, Chairman and Chief Executive Officer, each had $12,000 per month compensation, accrued as independent consulting services, during 2009 and 2008 for a total annual amount of $144,000, respectively. Of that amount, Frank Neukomm was paid $14,000 in cash during 2009.   Mr. Wilkinson, Chief Financial Officer, provides CFO services as an independent CPA and received no cash compensation during 2009.

Additionally, Messrs. Farr and Neukomm received 4 million and 1 million warrants, respectively, to purchase common shares of the Company. The option strike price is $0.19, expire on January 23, 2011 and contain a cashless provision. These warrants make up the value in the “All Other” column in the table below.

Executive compensation for 2009, 2008 and 2007 were as follows:

Name	Position or Title	Year	Salary	Bonus	Stock Awards	All Other
Robert Farr	Chief Operating Officer	2009	$ 144,000	$ -	$ -	$ -
		2008	144,000
		2007	$144,000	-	-	-

Frank Neukomm	Chief Executive Officer	2009	144,000	-	-	-
		2008	144,000	-	-	-
		2007	144,000	-	-	-

John Wilkinson	Chief Financial Officer	2009	-	-	-	-

Randall Newton	Chief Financial Officer	2008	-
		2007	-	-	-	-

Marlin Williford	Chief Financial Officer	2007	-	-	25,000	4,500

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

Mr. Robert Farr, President and COO is in a social relationship with MS Diane Lundell, P & L Solutions, which provides Peachtree advisory services and consults on bookeeping matters with the Company.  Ms Lundell has no control or involvement with the Company’s cash or financial decision making.

Item 14. Principal Accountant Fees and Services
(1)   Audit Fees
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2009 and 2008 were: $27,500 and $22,000 respectively.

(2)   Audit-Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2009 and 2008 were: $0 and $0, respectively.

The nature of the services comprising the fees herein disclosed are: none provided.

(3)   Tax Fees
The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2009 and 2008 were: $0 and $0, respectively.

The nature of the services comprising the fees herein disclosed are: none provided

(4)   All Other Fees
No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2009 and 2008.

(5)   Audit Committee
The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2009. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

American Security Resources Corporation

Date: May 18, 2010	By:	/s/Frank Neukomm
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 18, 2010	By:	/s/ Robert Farr
President, Chief Operating Officer and Director

Date: May 18, 2010	By:	/s/ John A. Wilkinson
Chief Financial Officer

Date: May 18, 2010	By:	/s/Robert J. Wilson
Director

Date: May 18, 2010	By:	/s/Alvie T. Merrill
Director

Date: May 18, 2010	By:	/s/James R. Twedt
Director