Form 10-Q
period 2010-03-31
American Security Resources Corp.
filed 2010-05-24
CIK 1085069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010

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

As of May 23, 2010, there were 7,202,574,475 shares outstanding of the registrant’s common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
Cash in bank	$ 13,160	$ 12,399
Prepaid expenses	3,928	3,890
Total Current Assets	17,088	16,289

Equipment, net of accumulated depreciation of $125,491 and $119,413 respectively	37,666	43,744
Other assets	16,775	18,962

TOTAL ASSETS	$ 71,529	$ 78,995

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts Payable	347,083	358,940
Other current liabilities	460,230	424,393
Convertible debentures (net of discount of $741,600 & $747,850 respectively	14,404	33,154
Accrued interest on convertible debentures	14,503	5,762
Derivative liability	880,507	971,270

Total Current Liabilities	1,716,727	1,793,519
Total Liabilities	1,716,727	1,793,519

SHAREHOLDERS' (DEFICIT)
Preferred Stock Series A - 1,000,000 shares authorized; $.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Preferred Stock Series B - 1,000,000 shares authorized; $1 par value; 25,000 and -0- shares issued and outstanding respectively	-	-
Common stock – 9,999,999,999 shares authorized; $.001 par value; 7,202,574,475 & 502,704,604 shares issued and outstanding respectively	7,202,574	5,420,381
Additional paid in capital	47,290,772	48,485,093
Deficit accumulated during the development stage	(24,031,260)	(23,512,714)
Deficit accumulated from prior operations	(32,108,284)	(32,108,284)

Total Shareholder's (Deficit)	(1,645,198)	(1,714,524)

TOTAL LIABILITES AND SHAREHOLDERS' (DEFICIT)	$ 71,529	$ 78,995

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED MARCH 31, 2010 AND 2009 AND THE PERIOD FROM
OCTOBER 1, 2005 (RE-ENTERING DEVELOPMENT STAGE) THROUGH MARCH 31, 2010

	Three Months Ended March 31,		Re-Entering Development Stage to March 31,
	2010	2009	2010
General and administrative expenses	$ 302,576	$ 420,120	$ 17,287,704
Depreciation and amortization expense	6,078	8,706	153,765
Research and development expenses	134,505	161,911	5,003,506
Operating Loss	(443,159)	(590,737)	(22,444,975)

Other Income (Expenses):
Interest income			76,221
Gain / loss on derivative liability	90,763	(93,369)	(81,942)
Permanent impairment of investment			(225,000)
Loss on license fee			(482,071)
Penalty on debenture default			(297,375)
Interest expense	(166,150)	(75,425)	(576,118)
Net Loss	(518,546)	(759,531)	(24,031,260)

Other comprehensive loss:
Changes in unrealized loss on investment available for sale			(86,538)

	$ (518,546)	$ (759,531)	$ (24,117,798)

Loss per share - basic and fully diluted	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	5,977,978,125	795,438,507

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2010

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

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS THREE MONTHS ENDED MARCH 31, 2010 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2010

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

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS THREE MONTHS ENDED MARCH 31, 2010 AND THE PERIOD FROM OCTOBER 1, 2005
(RE-ENTERING OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2010

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit		Comprehensive Loss	Total
			Development Stage	Prior Operations

Balance, 12/31/07	180,784,809	48,037,553	(17,014,569)	(32,108,284)	-	(1,085,300)
Shares issued for
Cash	13,250,000	178,000				178,000
O&D fees	66,311,128	658,780				658,780
Consulting service	54,373,998	510,746				510,746
Accrued liabilities	47,984,818	983,945				983,945
Cashless exercise of warrants	18,584,615	-				-
Cashful Warrants	27,011,375	173,290				173,290
Compensation expense		27,000				27,000
Warrants issued for services		196,170				196,170

Beneficial conversion feature related to convertible note	94,403,861	457,800				457,800

Net loss			(3,818,868)			(3,818,868)

Balance, 12/31/08	502,704,604	51,223,284	(20,833,437)	(32,108,284)	-	(1,718,437)

Less: par value of common stock ($0.01)		502,705

Additional paid-in capital		$50,720,579
Plus 1,000,000 shares of Preferred Stock at .001 par value						1,000
Total stockholders’ equity						(1,717,437)

Balance 12/31/08	502,704,604	51,223,284	(20,833,437)	(32,108,284)	-	(1,718,437)
Shares issued for:
Cash	238,791,067	111,945				111,945
Officer & Director fees	189,336,735	87,550				87,550
Consulting services	2,116,514,414	1,488,450				1,488,450
Cashless exercise of warrants	28,036,255	-				-
Cashful Warrants	55,000,000	28,111				28,111
Conversion of Series B Preferred	75,000,000	25,000				25,000
Accrued officer compensation pursuant to wrap around agmt.	935,079,111
Beneficial conversion feature related to convertible note	1,279,919,424	734,685				734,685

Net loss			(2,676,277)			(2,679,277)

Balance 12/31/09	5,420,381,610	53,905,474	(23,512,714)	(32,108,284)	-	(1,715,524)

Less par value of common stock $.001		(5,420,381)

Additional paid-in-capital		$48,485,093

Plus 1,000,000 shares of Preferred Stock Series A at $.001 par value						1,000
Total Stockholders' Equity						(1,714 524)

Balance 12/31/09	5,420,381,610	53,905,474	(23,512,714)	(32,108,284)	-	(1,715,524)
Shares issued for:
Cash	137,561,459	38,953				38,953
Consulting services	777,964,740	248,919				248,919
Accrued officer compensation pursuant to wrap around agreement	166,666,666	25,000				25,000
Beneficial conversion feature related to convertible note	700,000,000	275,000				275,000

Net loss			(518,546)			(518,546)

Balance 3/31/10	7,202,574,475	54,493,346	(24,031,260)	(32,108,284)	-	(1,646,198)

Less par value of common stock $.001		7,202,574

Additional paid-in-capital		$47,290,772
Plus 1,000,000 shares of Preferred Stock Series A at $.001 par value						1,000
Total Stockholders' Equity						(1,645,198,)

American Security Resources Corporation
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2010 And 2009 And The Period From October 1, 2005 (Re-Entering Of Development Stage) Through March 31, 2010 (unaudited)

	Three Months Ended March 31,		Re-entering Development Stage to
CASH FLOWS FROM OPERATING ACTIVITIES	2010	2009	31-Mar-10
Net loss	$(518,546)	$(759,531)	$(24,031,260)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,078	8,706	172,755
Amortization of debt discount and deferred financing cost	158,437	53,454	261,402
(Gain) loss on derivatives	(90,763)	93,369	81,942
Loss on license fee	-	-	482,071
Contingent penalty	-	-	297,375
Common stock issued for services	248,919	413,543	10,565,297
Preferred stock issued for services		-	28,000
Stock option and warrant expense	-	-	4,552,501
Permanent impairment of investment sale	-	-	225,000
Contingent liquidated damages expense	-	-	150,000
Change in operating assets and liabilities:
Prepaid expenses	(38)	34,614	(23,942)
Other receivables		(100)
Accrued interest receivable	-		4,968
Deferred finance costs		-	(26,252)
Cash in bank overdraft		4,258
Accounts payable	(11,857)	(67,260)	289,595
Accrued liabilities	60,837	109,804	1,703,766
Accrued interest	8,741	20,087	35,610
Net cash used in operating activities	(138,192)	(89,057)	(5,231,172)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(151,832)
License agreement	-	-	(308,501)
Net cash used in investing activities	-	(11,283)	(460,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	38,953	25,000	2,300,818
Proceeds from convertible debentures	100,000	-	965,000
Paydown of shareholder loans	-	-	(1,659)
Paydown on note receivable		19,000	575,000
Net borrowings/(pay downs) on line of credit	-	-	45,490
Settlement of derivative liabilities			(101,934)
Proceeds from the exercise of warrants		20,236	1,830,920
Net cash provided from financing activities	138,953	64,236	5,613,635

Net change in cash and cash equivalents	761	(24,821)	(77,870)
Cash and cash equivalents, beginning of period	12,399	25,121	91,030
Cash and cash equivalents, end of period	$13,160	$300	$13,160
Supplemental disclosure on non-cash financing activities:
Stock issued for accrued expenses	$32,743	$-	$369,015
Stock issued for conversion of debt	175,000	375,505	$-
Obligation to pay capital leases	$-	-	$800,000
Cash paid for interest and income taxes	$1,159	$4,071	$25,770

NOTE 1 - BASIS OF PRESENTATION & CHANGES IN OR ADDITIONAL ACCOUNTING POLICIES
The accompanying consolidated financial statements of American Security Resources Corporation (“ASRC”, “the Company”, “we” or “us”) have been prepared by ASRC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with ASRC’s audited consolidated financial statements and notes thereto included in ASRC’s Form 10-K for the year ended December 31, 2009. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the three-months ended March 31, 2010 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 - GOING CONCERN
As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $23,626,500 since re-entering the development stage through March 31, 2010. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

NOTE 3 – CONVERTIBLE DEBENTURE
At March 31, 2010, the Company had convertible debentures outstanding as follows;

	Outstanding Balance of Convertible Debenture	Unamortized Discount

December 13, 2007 Debenture	$350,000	$350,000
February 28, 2008 Debenture	406,004	391,600
Total Convertible Debentures at March 31, 2010	$756,004	$741,600

Following is a description of each of the convertible debentures listed above:
December 13, 2007 Debenture
The Company entered into a Securities Purchase Agreement with an accredited investor on December 13, 2007for the sale of $1,500,000 in a convertible debenture bearing interest at 7.25% per annum, payable on or before December 12, 2010.

In 2010, the Company and the investor reached a settlement agreement whereby both parties agreed to dismiss their respective claims against the other, and mutually agreed the outstanding principal due under the original convertible debenture to the investor of $350,000 would be paid though a stock conversion program, with interest of 7 ¼% from May 1, 2010 until the outstanding principal is fully converted.  The settlement agreement provides for daily trading limits of the Company’s common stock by the investor, as well as penalties for violations of the trading restrictions.

As the settlement agreement resulted in a modification of the principal outstanding, payment terms and due dates, we evaluated this agreement pursuant to FASB Statement No. 133 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and FASB No. 133 applied. In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $433,199 and an offsetting loss on derivative of $83,199 and discount on debt of $350,000. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1 year; (2) a computed volatility rate from 372% (3) a discount rate of 0.45% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method.

The instrument was re-valued at period end, and the resulting change of $15,580 was included in the statement of operations as a reduction of the derivative liability.

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

As the settlement agreement resulted in a modification of the principal outstanding, payment terms and due dates, we evaluated this agreement pursuant to FASB Statement No. 133 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and FASB No. 133 applied. In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $534,067 and an offsetting loss on derivative of $103,063 and discount on debt of $431,004. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1 year; (2) a computed volatility rate from 372% (3) a discount rate of 0.45% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method.

As part of the settlement agreement, the investor agreed to fund the Company $50,000 in January 2010, with subsequent monthly funding of $25,000 for the next 8 months, and the Company agreed to issue  new convertible debentures (the “new debentures”) for each funding under the same terms and conditions of the original debentures, with each new debenture issued due on or before December 31, 2010. During the quarter ended March 31, 2010, the Company received proceeds of $100,000 from the investor for new debentures issued. We evaluated this agreement pursuant to FASB Statement No. 133 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and FASB No. 133 applied. In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $124,888 and an offsetting loss on derivative of $24,888 and discount on debt of $100,000. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .75 to 1 year; (2) a computed volatility rate from 372% (3) a discount rate of 0.45% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method.

For the three months ended March 31, 2010, $156,250 was amortized and is included in interest expense.
These instruments were re-valued at period end, and the resulting change of $75,069 was included in the statement of operations as a reduction of the derivative liability.

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
	Derivative Liability 3/31/10	Gain (Loss) on Derivative-Period Ended 3/31/10
December 13, 2007 Debenture	$417,619	$15,580
February 28, 2008 Debenture	256,167	75,069,
Warrants Outstanding	3,890	114
Derivative Liability	$475,747	$90,763

NOTE 4 - COMMON STOCK
During the three months ended March 31, 2010, ASRC issued 750,312,954 common shares to external parties in exchange for consulting and legal services and recorded a total expense of $241,176. The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the three months ended March 31, 2010, ASRC issued 137,561,459 shares of stock for $38,953 cash.

NOTE 5 – LEASES
ASRC leases office space and the terms provide for monthly rent of $2,365.  Additionally, ASRC’s subsidiary, Hydra Fuel Cell Corporation leases approximately 2,625 square feet in Portland, Oregon for monthly rent of $4,930.

NOTE 6 – COMMITMENTS AND CONTINGENCIES
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

Results of Operation

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
For the three months ended March 31, 2010, we had $0 in revenue. Expenses for the three months totaled $443,159 resulting in an operating loss of $443,159. Expenses for the three months consisted of legal and professional fees of $173,188; $134,505 research and development; and $129,388 of other general and administrative expenses.

For the three months ended March 31, 2009, we had $0 in revenue. Expenses for the three months totaled $590,737 resulting in a operating loss of $590,737.  Expenses for the three months consisted of legal and professional fees of $250,000; $161,911 research and development; and $178,826 of other general and administrative expenses.

Capital Resources and Liquidity
As of March 31, 2010 we had $13,160 in cash.

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

Our Chief Executive Officer,  and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. In making this assessment, our Chief Executive Officer,and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

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

Item 1.  Legal Proceedings
The Company was sued by Golden State Equity Investors (formerly “Golden Gate Investors”) in the Southern District of California  on February 18, 2010, claiming that the Company was in default on its Convertible Debenture agreement.

On April  7, 2010, The Company and Golden State reached a settlement agreement whereby both parties agreed to dismiss their respective claims against the other, and mutually agreed the outstanding principal due under the original convertible debenture to the investor of $350,000 would be paid though a stock conversion program, with interest of 7 ¼% from May 1, 2010 until the outstanding principal is fully converted.  The settlement agreement provides for daily trading limits of the Company’s common stock by the investor, as well as penalties for violations of the trading restrictions.

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
See Item 1

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
American Security Resources Corporation

Date: May 24, 2010	By:	/s/Frank Neukomm
President and Chief Executive Officer, Principal Executive Officer

	By:	/s/ John A. Wilkinson
Chief Financial Officer

	By:	/s/ Robert Farr
Principal Accounting Officer