Form 10-Q/A
period 2010-03-31
American Security Resources Corp.
filed 2010-07-27
CIK 1085069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment 1

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

As of May 23, 2010, there were 9,590,933,120 shares outstanding of the registrant’s common stock.

EXPANATORY NOTE
This Amendment to the quarterly report on Form 10Q/A is being filed to amend our quarterly report on Form 10Q for the quarter ended March 31, 2010, which was originally reported on May 24, 2010.  We are filing this Form 10Q/A to amend and correct the disclosure on the cover page of the number of shares of common stock outstanding as of May 23, 2010 to the actual number outstanding on that date.  Our previous filing inadvertently reflected the actual number of shares outstanding as of March 31, 2010, but erroneously referred to May 23, 2010.
This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the condensed financial statements or disclosures therein in any way other than as required to reflect the adjustment described above.

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

None

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
None.

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
American Security Resources Corporation

Date: July 27, 2010	By:	/s/Frank Neukomm
President and Chief Executive Officer, Principal Executive Officer

	By:	/s/ John A. Wilkinson
Chief Financial Officer

	By:	/s/ Robert Farr
Principal Accounting Officer