Form 10-Q
period 2010-06-30
American Security Resources Corp.
filed 2010-08-16
CIK 1085069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010

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

As of August 16, 2010, there were 14,766,038,120 shares outstanding of the registrant’s common stock.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
	June 30, 2010 (unaudited)	December 31, 2009
ASSETS
Cash in bank	$ 3,253	$ 12,399
Prepaid expenses	3,890	3,890
Total Current Assets	7,143	16,289

Equipment, net of accumulated depreciation of $131,569 and $119,413 respectively	31,588	43,744

Other assets	14,588	18,962

TOTAL ASSETS	$ 53,319	$ 78,995

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 355,396	$ 358,940
Other current liabilities	494,882	424,393
Convertible debentures (net of discount of $378,619 & $747,850 respectively	74,482	33,154
Accrued interest on convertible debentures	4,986	5,762
Derivative liability	661,248	971,270
Note Payable	40,850	-

Total Current Liabilities	1,631,844	1,793,519

Total Liabilities	1,631,844	1,793,519

SHAREHOLDERS' (DEFICIT)
Preferred Stock Series A - 1,000,000 shares authorized; $.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Preferred Stock Series B - 1,000,000 shares authorized; $1 par value; 25,000 and -0- shares issued and outstanding respectively	-	-
Common stock – 17,999,999,999 shares authorized; $.001 par value; 11,986,223,120 & 5,420,381,610 shares issued and outstanding respectively	11,986,233	5,420,381
Additional paid in capital	43,132,996	48,485,093
Deficit accumulated during the development stage	(24,590,460)	(23,512,714)
Deficit accumulated from prior operations	(32,108,284)	(32,108,284)

Total Shareholder's (Deficit)	(1,578,525)	(1,714,524)

TOTAL LIABILITES AND SHAREHOLDERS' (DEFICIT)	$ 53,319	$ 78,995

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED JUNE 30, 2010 AND 2009 AND THE PERIOD FROM
OCTOBER 1, 2005 (RE-ENTERING DEVELOPMENT STAGE) THROUGH JUNE 30, 2010

	Three months ended June 30,		Six months ended June 30,		Re-Entering Development Stage to
	2010	2009	2010	2009	June 30, 2010
General and administrative expenses	$277,974	$ 393,101	$ 580,549	$ 813,221	$ 17,565,677
Depreciation and amortization expense	6,078	8,706	12,156	17,412	159,843
Research and development expenses	172,762	124,488	307,268	286,399	5,176,269
Operating Loss	(456,814)	(526,295)	(899,973)	(1,117,032)	(22,901,789)
Other Income (Expenses):
Interest income					76,221
Gain on stock payable
Permanent impairment of investment					(225,000)
(Gain) Loss on derivative liability	219,259	(167,421)	310,022	(260,790)	137,317
Loss on license fee					(482,071)
Penalty on debenture default					(297,375)
Interest expense	(321,645)	(54,920)	(487,795)	(130,346)	(897,763)
Net Loss	(559,200)	(748,636)	(1,077,746)	(1,508,168)	(24,590,460)

Other comprehensive loss:
Changes in unrealized loss on investment available for sale					(86,538)
	$ (559,200)	$(748,636)	$ (1,077,746)	$(1,508,168)	$(24,676,998)

Loss per share - basic and fully diluted	$ (0.01)	$ (0.01)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding	8,759,899,943	1,577,627,644	7,532,592,984	2,151,598,694

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2010

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

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2009

	No. of Shares	Paid-in Capital and Par Value	Accumulated Deficit		Comprehensive Loss	Total
			Development Stage	Prior Operations

Balance, 12/31/07	180,784,809	48,037,553	(17,014,569)	(32,108,284)	-	(1,085,300)
Shares issued for
Cash	13,250,000	178,000				178,000
O&D fees	66,311,128	658,780				658,780
Consulting service	54,373,998	510,746				510,746
Accrued liabilities	47,984,818	983,945				983,945
Cashless exercise of warrants	18,584,615	-				-
Cashful Warrants	27,011,375	173,290				173,290
Compensation expense		27,000				27,000
Warrants issued for services		196,170				196,170

Beneficial conversion feature related to convertible note	94,403,861	457,800				457,800

Net loss			(3,818,868)			(3,818,868)

Balance, 12/31/08	502,704,604	51,223,284	(20,833,437)	(32,108,284)	-	(1,718,437)

Less: par value of common stock ($0.01)		502,705

Additional paid-in capital		$50,720,579
Plus 1,000,000 shares of Preferred Stock at .001 par value						1,000
Total stockholders’ equity						(1,717,437)

Balance 12/31/08	502,704,604	51,223,284	(20,833,437)	(32,108,284)	-	(1,718,437)
Shares issued for:
Cash	238,791,067	111,945				111,945
Officer & Director fees	189,336,735	87,550				87,550
Consulting services	2,116,514,414	1,488,450				1,488,450
Cashless exercise of warrants	28,036,255	-				-
Cashful Warrants	55,000,000	28,111				28,111
Conversion of Series B Preferred	75,000,000	25,000				25,000
Accrued officer compensation pursuant to wrap around agmt.	935,079,111
Beneficial conversion feature related to convertible note	1,279,919,424	734,685				734,685

Net loss			(2,676,277)			(2,679,277)

Balance 12/31/09	5,420,381,610	53,905,474	(23,512,714)	(32,108,284)	-	(1,715,524)

Less par value of common stock $.001		(5,420,381)

Additional paid-in-capital		$48,485,093

Plus 1,000,000 shares of Preferred Stock Series A at $.001 par value						1,000
Total Stockholders' Equity						(1,714 524)

Balance 12/31/09	5,420,381,610	53,905,474	(23,512,714)	(32,108,284)	-	(1,715,524)
Shares issued for:
Cash	318,811,459	56,253				56,253
Consulting services	2,740,363,385	586,492				586,492
Accrued officer compensation pursuant to wrap around agreement	666,666,666	75,000				75,000
Beneficial conversion feature related to convertible note	2,840,000,000	496,000				496,000

Net loss			(1,077,746)			(1,077,746)

Balance 6/30/810	11,986,223,120	55,119,219	(24,590,460)	(32,108,284)	-	(1,579,525)

Less par value of common stock $.001		11,986,223

Additional paid-in-capital		$43,132,996
Plus 1,000,000 shares of Preferred Stock Series A at $.001 par value						1,000
Total Stockholders' Equity						(1,578,525)

American Security Resources Corporation
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2010 And 2009 And The Period From October 1, 2005 (Re-Entering Of Development Stage) Through June 30, 2010 (unaudited)

	Six Months Ended June 30,		Re-entering Development Stage to
CASH FLOWS FROM OPERATING ACTIVITIES	2010	2009	30-Jun-10
Net loss	$(1,077,746)	$(1,508,168)	$(24,590,460)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,156	17,412	178,833
Amortization of debt discount and deferred financing cost	289,383	98,292	392,348
(Gain) Loss on derivatives	(235,022)	260,790	(62,317)
Loss on license fee	-	-	482,071
Accretion of capital lease obligation	-		-
Contingent penalty	-		297,375
Common stock issued for services	531,273	770,503	10,847,651
Preferred stock issued for services		-	28,000
Discounts on convertible debenture	-	-
Stock option and warrant expense	-		4,552,501
Gain on stock payable
Permanent impairment of investment sale	-	-	225,000
Contingent liquidated damages expense	-	-	150,000
Change in operating assets and liabilities:
Prepaid expenses	4,374	77,976	(19,530)
Accrued interest receivable	-		4,968
Deferred finance costs		-	(26,252)
Accounts payable	(3,544)	(51,991)	297,908
Stock payable		20,000
Accrued liabilities	250,943	165,046	1,893,872
Accrued interest	(776)	29,028	26,093
Net cash used in operating activities	(228,959)	(121,112)	(5,321,939)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-		(151,832)
License agreement	-		(308,501)
Net cash used in investing activities	-		(460,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	56,253	36,075	2,318,118
Proceeds from the sale of preferred stock		25,000
Proceeds from convertible debentures	150,000		1,015,000
Shareholder loans	13,560		11,901
Paydown on note receivable		19,000	575,000
Net borrowings/(pay downs) on line of credit	-		45,490
Settlement of derivative liabilities			(101,934)
Proceeds from the exercise of warrants		20,236	1,830,920
Net cash provided from financing activities	219,813	100,311	5,694,495

Net change in cash and cash equivalents	(9,146)	(20,801)	(87,780)
Cash and cash equivalents, beginning of period	12,399	25,121	91,033
	$3,253	$4,320	$3,253
Supplemental disclosure on non-cash financing activities:
Stock issued for accrued expenses	$32,743	$65,949	$885.236
Stock issued for conversion of debt	$496,000	572,385
Obligation to pay capital leases	$
Cash paid for interest and income taxes		$$3,026
Cashless exercise of warrants			19,715

NOTE 1 - BASIS OF PRESENTATION & CHANGES IN OR ADDITIONAL ACCOUNTING POLICIES

The accompanying consolidated financial statements of American Security Resources Corporation (“ASRC”, “the Company”, “we” or “us”) have been prepared by ASRC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with ASRC’s audited consolidated financial statements and notes thereto included in ASRC’s Form 10-K for the year ended December 31, 2009. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the six months ended June 30, 2010 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 - GOING CONCERN
As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $24,590,460since re-entering the development stage through June 30, 2010. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

NOTE 3 – CONVERTIBLE DEBENTURE
At June 30, 2010, the Company had convertible debentures outstanding as follows;

	Outstanding Balance of Convertible Debenture	Unamortized Discount

December 13, 2007 Debenture	$350,000	$350,000
February 28, 2008 Debenture	182,949	28,916
Total Convertible Debentures at June 30, 2010	$542,004	$378,916

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

As the settlement agreement resulted in a modification of the principal outstanding, payment terms and due dates, we evaluated this agreement pursuant to FASB Statement No. 133 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and FASB No. 133 applied. In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $436,066 and an offsetting loss on derivative of $2,867 and discount on debt of $350,000. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1 year; (2) a computed volatility rate from 568% (3) a discount rate of 0.45% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method.

The instrument was re-valued at period end, and the resulting change of $18,477 was included in the statement of operations as a reduction of the derivative liability.

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

As the settlement agreement resulted in a modification of the principal outstanding, payment terms and due dates, we evaluated this agreement pursuant to FASB Statement No. 133 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and FASB No. 133 applied. In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $220,474 and an offsetting gain on derivative of $313,593 and discount on debt of $28,916. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1 year; (2) a computed volatility rate from 568% (3) a discount rate of 0.45% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method.

As part of the settlement agreement, the investor agreed to fund the Company $50,000 in January 2010, with subsequent monthly funding of $25,000 for the next 8 months, and the Company agreed to issue  new convertible debentures (the “new debentures”) for each funding under the same terms and conditions of the original debentures, with each new debenture issued due on or before December 31, 2010. During the six months ended June 30, 2010, the Company received proceeds of $150,000 from the investor for new debentures issued. We evaluated this agreement pursuant to FASB Statement No. 133 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and FASB No. 133 applied. In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $220,474 and an offsetting gain on derivative of $313,593 and discount on debt of $28,916. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .75 to 1 year; (2) a computed volatility rate from 372% (3) a discount rate of 0.45% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method.

For the six months ended June 30, 2010, $368,934 was amortized and is included in interest expense.
These instruments were re-valued at period end, and the resulting change of $310,022 was included in the statement of operations as a reduction of the derivative liability.

Derivative Liability
The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the derivative treatment. The Company valued these warrants using the Black-Scholes valuation model. The result of the valuation is a derivative liability in the amount of $661,248. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term ranging from 1.71 to 2.75  years; (2) a computed volatility rate ranging from 129% to 190% (3) a discount rate ranging from 0.37% to 1.79% and (4) zero dividends. The valuation of these warrants was treated the same way as the liability associated with the debt. There were no other instruments found to be tainted by the derivative treatment.

	Derivative Liability 6/30/10	Gain (Loss) on Derivative six months ended 6/30/10
February 28, 2008 Debenture	$436,066	$2,867
May 16, 2008 Debenture	220,474	(313,593)
Warrants Outstanding	4,708	704
Derivative Liability	$661,248	$(310,022)

NOTE 4 - COMMON STOCK
During the six months ended June 30, 2010 ASRC issued 2,840,363,385 common shares to external parties in exchange for consulting and legal services recorded a total expense of $531,273. The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the six months ended June 30, 2010, ASRC issued 2,840,000,000 common shares pursuant to the conversion features of outstanding debentures.

During the six months ended June 30, 2010, ASRC issued 666,666,666 of common shares pursuant to a wrap around agreement issued in exchange for accrued compensation due to the officers of ASRC

During the six months ended June 30, 2010, ASRC issued 318,811,459 common shares for cash totaling $56,253.

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

Plan of Operations
Our Hydra Fuel Cell subsidiary completed several development stages of the HydraStax® unit and testing for certification is currently underway. We believe that the HydraStax® unit's cost per kWh will be significantly below that of its competitors, giving it a competitive edge as a replacement for residential grid power. Thus, upon certification, Hydra intends to aggressively market these units. The Company is actively pursuing financing to begin manufacturing and distribution. Hydra installed two of its HydraStax® fuel cells in residences, one in Texas in October 2007 and one in Florida in December 2007, as “Beta Test demonstration units”.  These were milestones for Hydra and for the fuel cell industry.   Hydra is now ready to move the Fuel Cell Product into production and has been seeking funding to begin production.  Recently, an existing funder, St George has committed to provide funding to allow production to begin.

In June 2010, ARSC accepted a proposal from a European Investors groupto fund and spin-off Hydra Fuel Cell to ARSC shareholders.  ARSC is currently negoiating this transaction with the investors.  This will require a proxy for ARSC shareholders when the transaction is complete.  This is anticipated in late summer or fall 2010.
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

Results of Operation

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
The Company had $0 revenues for the six months ended June 30, 2010. Expenses for the six months totaled $899,973 resulting in an operating loss of $899,973. Expenses for the six months consisted of legal and professional fees of $136,469; $177,352 consulting services; $307,268 research and development; and $266,728 of other general and administrative expenses.

The Company had $0 revenues for the six months ended June 30, 2009. Expenses for the six months totaled $1,117,032 resulting in an operating loss of $1,117,032. Expenses for the six months consisted of legal and professional fees of $66,407; $501,228 consulting services; $279,259 research and development; and $273,472 of other general and administrative expenses.

Capital Resources and Liquidity

As of June 30, 2010 we had $3,253 in cash.

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

Item 4.   Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1.   Legal Proceedings
From time to time, the Company may become involved in litigation arising in the ordinary course of its business and Management  evaluates each case based on its merits and expected outcome and risk.  As of June 30, 2010, Management believes the Company can successfully defend or settle the existing lawsuits and does not believe the outcome will have a material effect on the financial statements.  Consequently, no contingent accrual is required to be disclosed or accrued and all legal expenses are expensed as incurred.

Item 1A.Risk Factors

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2010, ASRC issued 318,811,459 common shares for cash totaling $56,253.

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
American Security Resources Corporation

Date: August 16, 2010	By:	/s/Frank Neukomm
President and Chief Executive Officer, Principal Executive Officer

	By:	/s/ John A. Wilkinson
Chief Financial Officer

	By:	/s/ Robert Farr
Principal Accounting Officer