Form 10-Q
period 2010-09-30
American Security Resources Corp.
filed 2010-11-16
CIK 1085069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010

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

As of September 30, 2010, there were 19,040,219,420 shares outstanding of the registrant’s common stock.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Cash in bank	$ 25,237	$ 12,399
Prepaid expenses	3,890	3,890
Total Current Assets	29,127	16,289

Equipment, net of accumulated depreciation of $138,163 and $89,615 respectively	24,994	43,744

Other assets	12,401	18,962

TOTAL ASSETS	$ 66,522	$ 78,995

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 355,156	$ 358,940
Other current liabilities	539,789	424,393
Convertible debentures (net of discount of $322,574 & $747,850 respectively	135,317	33,154
Accrued interest on convertible debentures	4,986	5,762
Derivative liability	575,195	971,270

Total Current Liabilities	1,610,443	1,793,519

Total Liabilities	1,610,443	1,793,519

SHAREHOLDERS' (DEFICIT)
Preferred Stock Series A - 1,000,000 shares authorized; $.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Preferred Stock Series B - 1,000,000 shares authorized; $1 par value; 25,000 and -0- shares issued and outstanding respectively		0
Common stock – 19,999,999,999 shares authorized; $.001 par value; 19,040,219,420 & 5,420,381,610 shares issued and outstanding respectively	19,040,219	5,420,381
Additional paid in capital	36,701,285	48,485,093
Deficit accumulated during the development stage	(25,178,141)	(23,512,714)
Deficit accumulated from prior operations	(32,108,284)	(32,108,284)

Total Shareholder's (Deficit)	(1,543,921)	(1,714,524)

TOTAL LIABILITES AND SHAREHOLDERS' (DEFICIT)	$ 66,522	$ 78,995

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS AND NINE MONTH ENDED SEPTEMBER 30, 2010 AND 2009 AND THE PERIOD FROM
OCTOBER 1, 2005 (RE-ENTERING DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2010

	Three months ended September 30,		Nine months ended September 30,		Re-Entering Development Stage to
	2010	2009	2010	2009	September 30, 2010
General and administrative expenses	$434,182	$ 433,422	$1,014,731	$ 1,365,003	$ 17,999,859
Depreciation and amortization expense	6,594	6,193	18,750	17,412	166,437
Research and development expenses	87,934	112,167	395,729	286,399	5,264,730
Operating Loss	(528,710)	(551,782)	(1,429,210)	(1,668,814)	(23,431,026)
Other Income (Expenses):
Interest income					76,221
Permanent impairment of investment					(225,000)
(Loss) Gain on derivative liability	86,053	340,642	396,075	79.852	223,370
Loss on license fee					(482,071)
Loss on default on convertible debentures					(297,375)
Interest expense	(144,497)	(126,783)	(632,292)	(257,129)	(1,042,260)
Net Loss	(587,154)	(337,923)	(1,665,427)	(1,846,091)	(25,178,141)

Other comprehensive loss:
Changes in unrealized loss on investment available for sale					(86,538)
	$ (587,154)	$(337,923)	$ (1,665,427)	$(1,846,091)	$(25,264,679)

Loss per share - basic and fully diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.00)
Weighted average number of shares outstanding	14,733,464,584		13,028,219,420

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2010

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

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2010

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

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM OCTOBER 1, 2005
 (RE-ENTERING OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2010

			Accumulated Deficit
	No. of Shares	Paid-in Capital and Par Value	Development Stage	Prior Operations	Comprehensive Loss	Total
Balance 12/31/08			(20,833,437)	(32,108,284)
Shares issued for:
Cash	238,791,067	111,945				111,945
Officer & Director fees	189,336,735	87,550				87,550
Consulting services	2,116,514,414	1,488,450				1,488,450
Cashless exercise of warrants	28,036,255	-				-
Cashful Warrants	55,000,000	28,111				28,111
Conversion of Series B Preferred	75,000,000	25,000				25,000
Accrued officer compensation pursuant to wrap around agmt.	935,079,111					206,449
Beneficial conversion feature related to convertible note	1,279,919,424	734,685				734,685

Net loss			(2,676,277)			(2,679,277)

Balance 12/31/09	5,420,381,610	53,905,474	(23,509,714)	(32,108,284)		(1,715,524)
Less par value of common stock $.001		(5,420,381)

Additional paid-in-capital		48,485,093

Plus 1,000,000 shares of Preferred Stock Series A at $.001 par value						1,000
Total Stockholders' Equity 12/31/09						(1,714 524)

Balance 01/01/10	5,420,381,610	53,905,474	(23,509,714)	(32,108,284)	-	(1,715,524)
Shares issued for:
Cash	506,311,459	71,253				71,253
Officer & Director fees	100,000,000	8,000				8,000
Consulting services	4,796,609,685	865,577				865,577
Cashless exercise of warrants
Cashful Warrants
Conversion of Series B Preferred
Accrued officer compensation pursuant to wrap around agmt.	2,030,666,666	127,500				127,500
Beneficial conversion feature related to convertible note	6,186,250,000	763,700				763,700

Net loss			(1,665,427)			(1,665,427)
Balance 9/30/10	19,040,219,420	55,741,504	(25,178,141)	(32,108,284)		(1,544,921)

Less par value of common stock $.001		19,040,219

Additional paid-in-capital		36,701,285

Plus 1,000,000 shares of Preferred Stock Series A at $.001 par value						1,000
Total Stockholders' Equity						(1,543,921)

American Security Resources Corporation
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30, 2010 And 2009 And The Period From October 1, 2005 (Re-Entering Of Development Stage) Through September 30, 2010 (unaudited)

	Nine Months Ended September 30,		Re-entering Development
CASH FLOWS FROM OPERATING ACTIVITIES	2010	2009	Stage to 30-Sep-10
Net loss	$(1,665,427)	$(1,846,091)	$(25,178,141)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	18,750	23,605	185,427
Amortization of debt discount and deferred financing cost	425,276	248,440	528,241
(Gain)/Loss on derivatives	(396,075)	(79,852)	(223,370)
Loss on license fee	-	-	482,071
Contingent penalty	-	-	297,375
Common stock issued for services	757,578	1,095,845	11,020,006
Common stock issued for officer compensation	8,000	53,950	61,950
Preferred stock issued for services		-	28,000
Stock option and warrant expense	-	-	4,552,501
Permanent impairment of investment sale	-	-	225,000
Contingent liquidated damages expense	-	-	150,000
Change in operating assets and liabilities:
Prepaid expenses	6,561	112,590	(17,343)
Accrued interest receivable	-	-	4,968
Deferred finance costs		-	(26,252)
Accounts payable	(3,784)	(51,495)	297,674
Accrued liabilities	503,922	222,702	2,146,851
Accrued interest	(776)	38,575	26,093
Net cash used in operating activities	(345,975)	(181,731)	(5,438,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(151,832)
License agreement	-	-	(308,501)
Net cash used in investing activities	-	-	(460,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	71,253	100,820	2,333,118
Proceeds from the sale of preferred stock		25,000	-
Shareholder loan	13,560		11,901
Proceeds from convertible debentures	274,000	-	1,139,000
Paydown on note receivable		19,000	575,000
Net borrowings/(pay downs) on line of credit	-	-	45,490
Settlement of derivative liabilities			(101,937)
Proceeds from the exercise of warrants		20,236	1,830,920
Net cash provided from financing activities	358,813	165,056	5,833,492
Net change in cash and cash equivalents	12,838	(16,675)	(65,790)
Cash and cash equivalents, beginning of period	12,399	25,121	91,033
	25,237	$ 8,446	$ 25,243
Supplemental disclosure on non-cash financing activities:
Stock issued for accrued expenses	$ 388,526	$ 161,450	$369,015
Stock issued for conversion of debt	$ 763,700	$ 755,685
Obligation to pay capital leases	$ -	$ -	800,000
Cash paid for interest and income taxes	$	$ 3,026	25,770
Cashless exercise of warrants		-

NOTE 1 - BASIS OF PRESENTATION & CHANGES IN OR ADDITIONAL ACCOUNTING POLICIES

The accompanying consolidated financial statements of American Security Resources Corporation (“ASRC”, “the Company”, “we” or “us”) have been prepared by ASRC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with ASRC’s audited consolidated financial statements and notes thereto included in ASRC’s Form 10-K for the year ended December 31, 2009. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the nine months ended September 30, 2010 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 - GOING CONCERN
As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $25,178,141 since re-entering the development stage through September 30, 2010. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

NOTE 3 – CONVERTIBLE DEBENTURE
At September 30, 2010, the Company had convertible debentures outstanding as follows;

	Outstanding Balance of Convertible Debenture	Unamortized Discount

December 13, 2007 Debenture	$284,300	$284,300
February 28, 2008 Debenture	173,591	38,274
Total Convertible Debentures at September 30, 2009	$457,891	$322,574

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

Accordingly, we have received a total of $794,000 pursuant to the Securities Purchase Agreement through September 30, 2010.  Pursuant to the convertible debenture the investor may convert the amount paid towards the Securities Purchase Agreement into common stock of the Company at a conversion price equal to the lesser of (i) $0.25, or (ii) 80% of the average of the 5 lowest volume weighted average prices during the 20 trading days prior to investor’s election to convert (the percentage being a “Discount Multiplier”).  If any portion of the principal or accrued interest on this convertible debenture is not paid within ten (10) days of when it is due, the Discount Multiplier shall decrease by one percentage point (1%) for all conversions of the convertible debenture.  If the investor elects to convert a portion of the convertible debenture and, on the day that the election is made, the volume weighted average price is below $0.01, we shall have the right to prepay that portion of the convertible debenture that investor elected to convert, plus any accrued and unpaid interest, at 150% of such amount.  In the event that we elect to prepay that portion of the convertible debenture, investor shall have the right to withdraw its conversion notice.

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
During the three months ended September 30, 2010, the investor converted $65,700 of the outstanding principal into 821,250,000 shares of common stock of the Company.

In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a discount on debt of $284,300 as of September 30, 2010. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 4 years; (2) a computed volatility rate from 132% to 197%(3) a discount rate of 2.10% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the nine months ended September 30, 2010 $0 was amortized.

In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $355,102 as of September 30, 2010.   We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 4 years; (2) a computed volatility rate from 132% to 197%(3) a discount rate of 45% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method.  The gain/loss on derivative is equal to the difference between the discount on debt and the derivative liability. The instrument was re-valued at period end, and the resulting change for the year of $46,907 was included in the statement of operations as a net gain on the derivative liability.

February 28, 2008 Debenture
On February 28, 2008, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of an aggregate of $515,000 in a convertible debenture bearing interest at 12.5% per annum, payable on or before February 28, 2012.  The investor is guaranteed a 37.5% return on the investment and each advance is payable back to the investor at 150%.  There were $35,000 in financing costs for this debt issuance. The financing costs were deferred and amortized using the effective interest method. This expense was $2,187 and $6,561 for the three months and nine months ended September 30, 2010 respectively.

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

 In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $215,385 and discount on debt of $38,274 as of September 30, 2010. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 4 years; (2) a computed volatility rate from 132% to 197%(3) a discount rate of 45% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the nine months ended September 30, 2010 $195,358 was amortized and is included in interest expense. The gain/loss on derivative is equal to the difference between the discount on debt and the derivative liability. The instrument was re-valued at period end, and the resulting change for the year of $348,350 was included in the statement of operations as a net gain on the derivative liability.

During the three months ended September 30, 2010, the investor converted $202,000 of the outstanding principal into 2,525,000,000 shares of common stock of the Company.

During the nine months ended September 30, 2010, the investor converted $496,000 of the outstanding principal into 2,840,000,000 shares of common stock of the Company.

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

Derivative Liability
The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the derivative treatment. The Company valued these warrants using the Black-Scholes valuation model. The result of the valuation is a derivative liability in the amount of $27,781. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term ranging from 1.71 to 2.75  years; (2) a computed volatility rate ranging from 372% to 675% (3) a discount rate ranging from 0.37% to 1.79% and (4) zero dividends. The valuation of these warrants was treated the same way as the liability associated with the debt. There were no other instruments found to be tainted by the derivative treatment.

	Derivative Liability 9/30/10	Gain (Loss) on Derivative six months ended 9/30/10
December 2007 Debenture	$355,102	$46,907
February 2008 Debenture	215,385	349,986
Warrants Outstanding	4,708	(818)
Derivative Liability	$575,195	$396,075

NOTE 4 - COMMON STOCK
During the nine months ended September 30, 2010 ASRC issued 4,796,609,685 common shares to external parties in exchange for consulting and legal services recorded a total expense of $680,835. The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the nine months ended September 30, 2010, ASRC issued 100,000,000 common shares in lieu of compensation to its Officers and Directors.  The expense is equal to the fair value for services rendered.  These shares were valued at $8,000 based on their market value at the time of issuance, as reflected in these financial statements.

During the nine months ended September 30, 2010, ASRC issued 6,186,250,000 of common shares pursuant to a wrap around agreement with an accredited investment firm.  This agreement is a wrap-around agreement issued in exchange for accrued compensation due to the officers of ASRC

During the nine months ended September 30, 2010, ASRC issued 506,311,459 common shares for cash totaling $71,253.

NOTE 5 – PREFERRED STOCK
On March 12, 2009, the Company issued 25,000 shares of its Series B Preferred Stock for a total of $25,000.  Subsequently, during the fourth quarter of fiscal 2009, the shareholder converted the Series B preferred stock into 75,000,000 shares of common stock of the Company.

NOTE 6 - LEASES
ASRC leases office space and the terms provide for monthly rent of $2,365 on a month-to-month basis. Additionally, ASRC’s subsidiary, Hydra Fuel Cell Corporation leases approximately 2,625 square feet in Portland, Oregon for monthly rent of $4,930 on a month-to-month basis.

NOTE 7 – COMMITMENTS AND CONTINGENCIES
None

NOTE 8 – SUBSEQUENT EVENT
None

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

Plan of Operations
Our Hydra Fuel Cell subsidiary completed several development stages of the HydraStax® fuel cell unit and testing for certification is partially complete. We believe that the HydraStax® unit’s cost per kWh will be significantly below that of its competitors, giving it a competitive edge as a replacement for residential and commercial grid power. Thus, upon certification, Hydra intends to aggressively market these units as residential grid replacement electric generators. American Security Resources Corporation continues actively pursuing financing to ramp up manufacturing and distribution. Hydra installed two of its HydraStax® fuel cells in residences, one in Texas in October 2007 and one in Florida in December 2007, as “Beta Test demonstration units”.  These were milestones for Hydra and for the fuel cell industry.

In August 2010 ARSC received funding from St. George which allowed Hydra to begin a small production run.  In October 2010 Hydra received an order from Liberty Towers for a one 1 KW fuel cell and installation arrangements are under way at this time.  Hydra is also in production of other fuel cells and will announce installation arrangements as they are completed. In June 2010, ARSC received a proposal from a European Investors group to fund and spin-off Hydra Fuel Cell to ARSC shareholders.  ARSC is currently negotiating this transaction with the investors.  The spinoff will require a shareholder vote which will be described and defined in a proxy to ARSC shareholders when the transaction is complete.  ARSC hopes to conclude the transaction in 2010.

American Hydrogen Corporation (AHC) was formed to develop and commercialize technologies to formulate hydrogen that we believe will change the economics of producing hydrogen sufficiently to enable the hydrogen economy. Currently, AHC is working on methods to formulate hydrogen inexpensively from water, methanol and natural gas.

American Security Capital (ASC) was formed to act as a financing source for Hydra’s and AHC’s products. A joint venture agreement to operate and fund ASC has been negotiated with Comentum Capital. ASC has not begun operations at this time.

Results of Operation

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
The Company had $0 revenues for the nine months ended September 30, 2010. Expenses for the nine months totaled $1,429,210 resulting in an operating loss of $1,429,210. Expenses for the nine months consisted of legal and professional fees of $256,118; $355,022 consulting services; $395,729 research and development; and $403,591 of other general and administrative expenses.

The Company had $0 revenues for the nine months ended September 30, 2009. Expenses for the nine months totaled $1,668,814 resulting in an operating loss of $1,668,814. Expenses for the nine months consisted of legal and professional fees of $250,443; $649,842 consulting services; $286,399 research and development; and $482,130 of other general and administrative expenses.

Capital Resources and Liquidity
As of September 30, 2010 we had $25,237 in cash.

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

Item 1.  Legal Proceedings
From time to time, the Company may become involved in litigation arising in the ordinary course of its business.   The Company is presently involved in litigation with Golden State Equity, formerly known as Golden Gate Investors, over funding agreements. Golden State brought suit in December of 2009 alleging default under the terms of the agreements. ARSC counter sued in January and changed jurisdictions to Federal Court in San Diego. ARSC settled this suit in August 2010, with no increase in amounts due or any material change in terms.

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
American Security Resources Corporation

Date: November 15, 2010	By:	/s/Frank Neukomm
President and Chief Executive Officer, Principal Executive Officer

	By:	/s/ John A. Wilkinson
Chief Financial Officer

	By:	/s/ Robert Farr
Principal Accounting Officer