Form 10-K
period 2010-12-31
American Security Resources Corp.
filed 2014-11-05
CIK 1085069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

Commission file number 000-27419

AMERICAN SECURITY RESOURCES CORPORATION
(Exact name of small business issuer as specified in its charter)

2525 Robin Hood Street, Suite 1100
Houston, Texas 77005
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     ☐      No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2010 is $1,800,151 (based on its reported last sale price by the OTC Pink Sheets).

The number of shares outstanding of the Registrant's common stock as of December 31, 2010 was 19,414,684,920.

Documents Incorporated By Reference:  None

AMERICAN SECURITY RESOURCES CORPORATION

INDEX TO FORM 10-K
December 31, 2010

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

Hydra successfully defended itself from claims of patent infringement brought by a third party in 2006. Hydra’s fuel cell is original and Hydra categorically denied that it infringed on any patents. The Federal Court in Portland, Oregon dismissed the plaintiff’s suit against Hydra in 2008.  We estimate that our Hydra Fuel Cell subsidiary will require approximately $1.5 million to produce and sell HydraStax® units to cash flow self-sufficiency. There is no guarantee that management will be successful in obtaining these funds.

On April 21, 2014, Hydrogen Future Corporation (OTCQB: HFCO) completed the acquisition of Hydra Fuel Cell Corporation (“Hydra”) from American Security Resources Corporation (Pink Sheets: ARSC). Hydra has developed advanced hydrogen fuel cell technology which it initially intends to deploy as residential and small commercial grid replacement for electric generation.

Under the agreement to acquire Hydra, HFCO acquired 100% of the common stock of Hydra in exchange for a convertible preferred share issued to ARSC. The preferred share is convertible into an amount equal to 100.2% of the then outstanding common stock of HFCO at the time of conversion, which is at the sole discretion of ARSC. This gives ARSC an effective 50.1% equity interest in HFCO.

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

The Company’s Internet address is http://www.americansecurityresources.com. Information contained on the Company’s web site is not a part of this report. The Company’s stock is traded on OTC Pink Sheets under the symbol “ARSC.PK.”

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

The Company’s Products and Services
The Company is developing hydrogen fuel cells that it expects to begin delivering in 2011.    Additionally, the Company is developing technologies to produce hydrogen at a reduced cost.

Employees
As of December 31, 2010, the Company had 2 two contract management members. None of the Company’s employees are covered by any collective bargaining agreements. Management believes that its relations with its employee contractors are good and the Company has not experienced any work stoppages attributable to employee disagreements.

The Company’s subsidiary, Hydra Fuel Cell Corporation, had six contractors working on the development of the Company’s proprietary HydraStax™ hydrogen fuel cells and other hydrogen related technologies.

The Company’s subsidiary, American Hydrogen Corporation, had three contractors working on the development of the Company’s hydrogen generators.

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

ITEM 2. DESCRIPTION OF PROPERTY
ASRC leased approximately 1,600 square feet of office space at 19 Briar Hollow Lane, Ste 125, Houston, TX 77027, for approximately $2,650 per month through March 31, 2012. Additionally, the Company’s Hydra Fuel Cell subsidiary leased approximately 5,000 square feet of office and light manufacturing space in Portland, Oregon, for approximately $4,930 per month. Currently the Company leases executive offices at 2525 Robin Hood Street, Suite 1100, Houston, Texas 77005 at a monthly rate of $500 per month.  Hydra Fuel Cell Corporation was acquired by Hydrogen Future Corporation in April 2014 as discussed in the Note 15 - Subsequent Events on page 28 of the Financial Statements in this 10-K Report.

ITEM 3. LEGAL PROCEEDINGS
From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company does not believe that any such litigation will have a material effect on the Company’s financial position or results of operations.

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

Quarter ended:	High	Low
March 31, 2010	$0.0006	$0.0002
June 30, 2010	$0.003	$0.0001
September 30, 2010	$0.0003	$0.0001
December 31, 2010	$0.0001	$0.0001

March 31, 2009	$0.034	$0.0005
June 30, 2009	$0.002	$0.0003
September 30, 2009	$0.0011	$0.0003
December 31, 2009	$0.0007	$0.0003

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, ASRC issued 5,171,075,185 common shares to external parties in exchange for consulting and legal services recorded a total expense of $904,776.  The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the year ended December 31, 2010, ASRC issued 3,030,666,666 common shares in lieu of compensation to its Officers and Directors.  The expense is equal to the fair value for services rendered.  These shares were valued at $135,500 based on their market value at the time of issuance, as reflected in these financial statements.

During 2009, ASRC entered into a series of wrap around agreements with two accredited investment firms in which ASRC and the Chief Executive Officer and Chief Operating Office guaranteed the liability in exchange for settlement of accrued compensation to these individuals.  The wrap around agreement allowed the investor to exchange the outstanding debt in exchange for common stock of the Company.  During 2010, the Company issued 3,030,666,666 common shares in exchange for settlement of the accrued compensation of $135,500 to these executives.

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

Equity Compensation Plan Information
The Company has a 2009 stock incentive plan, as filed on Form S-8 on January 30, 2009, under which the Company is authorized to grant incentive shares of stock, to a maximum of 200 million (200,000,000) shares, to key employees, officers, directors, and consultants of the Company. The plan provides both for the direct award or sale of shares and for the grant of options to purchase shares.

The following table provides information as of December 31, 2010 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

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

Item 6. Selected Financial Data

Not required for smaller reporting issuers.

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

Our Hydra Fuel Cell subsidiary completed several development stages of the HydraStax® unit and testing for certification is currently underway. We believe that the HydraStax® unit's cost per kWh will be significantly below that of its competitors, giving it a competitive edge as a replacement for residential grid power. Thus, upon certification, Hydra intends to aggressively market these units. The Company is actively pursuing financing to begin manufacturing and distribution. Hydra installed two of its HydraStax® fuel cells in residences, one in Texas in October 2007 and one in Florida in December 2007, as “Beta Test demonstration units”.  These were milestones for Hydra and for the fuel cell industry

On April 21, 2014, Hydrogen Future Corporation (OTCQB: HFCO) completed the acquisition of Hydra Fuel Cell Corporation (“Hydra”) from American Security Resources Corporation (Pink Sheets: ARSC). Hydra has developed advanced hydrogen fuel cell technology which it initially intends to deploy as residential and small commercial grid replacement for electric generation.

Under the agreement to acquire Hydra, HFCO acquired 100% of the common stock of Hydra in exchange for a convertible preferred share issued to ARSC. The preferred share is convertible into an amount equal to 100.2% of the then outstanding common stock of HFCO at the time of conversion, which is at the sole discretion of ARSC. This gives ARSC an effective 50.1% equity interest in HFCO.

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

We have had no revenue since beginning our Hydra subsidiary.  Although we expect revenues from our HydraStax™ unit during 2011, we do expect cash flows from distribution of the unit to become self-funding during 2011.   We estimate that our Hydra Fuel Cell subsidiary will require approximately $1.5 million to produce and sell HydraStax® units to cash flow self-sufficiency. There is no guarantee that management will be successful in obtaining these funds.

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

Intangible Assets
Intangible assets with estimable useful lives are amortized over respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Accounting Standards Codification 360, “Property, Plant and Equipment” (ASC 360), previously referred to as Statement of Financial Accounting Standards  No. 144,  Accounting for Impairment or Disposal of Long-Lived Assets .

Off Balance Sheet Arrangements
The Company has no off balance sheet arrangements.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Financial Condition and Results of Operations
The Company had no revenue during the calendar years ended December 31, 2010 and 2009.

The Company had no gross profit during fiscal years 2010 and 2009. General and administrative expenses were $1,414,583 and $1,698,829 for the years ended December 31, 2010 and 2009 respectively. Principal general and administrative expenses included contracted services ($714,622 and $834,362, respectively); legal expenses ($324,386 and $341,141, respectively); payroll and contractors of $354,132 in 2009; commission of $136,225 in 2010; and rent ($112,286 and $111,158, respectively).  Depreciation expense was $28,984 and $29,798 for the years ended December 31, 2010 and 2009, respectively.

Research and development expenses were $499,486 and $533,086 for the calendar years ended December 31, 2010 and 2009, respectively for costs incurred in its Hydra Fuel Cell and American Hydrogen subsidiaries relating to the development of its HydraStax® hydrogen fuel and hydrogen generator.

 Significant components of operating expenses for 2010 and 2009 were:

	2010	2009
Fair value of warrants issued for services	$0	$0
Stock issued for officers and directors' services	8,000	87,550
Stock issued to outside consultants	904,776	1,488,450
Totals	$912,776	$1,576,000

The Company had operating losses of $2,452,150 and $2,679,277 for the years ended December 31, 2010 and 2009 respectively.

Liquidity and Capital Resources.
We had no revenues for the years ended December 31, 2010 and 2009.

Our working capital deficit increased by $576,921 to ($2,291,445) at December 31, 2010 compared to ($1,714,524) at December 31, 2009. This deficit is primarily due to lack of revenues while we are in development stage and we continue to incur ordinary research and development and operating expenses as well as reflecting our outstanding debenture balances as current liabilities as a result of defaults under SEC filing provisions in those debenture agreements.

Our cash flows from operations were negative during the years ended December 31, 2010 and 2009, respectively, due to our lack of revenues and the continuation of research and development and operating costs. Our primary funding source was the exercise of stock options for cash, issuance of stock for cash, and proceeds from new convertible debentures resulting in total cash provided by financing activities of $58,811 for the year ended December 31, 2010 and $165,056 for the year ended December 31, 2009.

We consumed $69,839 in cash from operating activities for the year ended December 31, 2010 compared with $177,778 for the year ended December 31, 2009.

We had a net comprehensive loss of $2,452,150 and $2,679,277 or $0.00 and $0.00 per share for the year ended December 31, 2010 and 2009, respectively.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern. We may, in the future, experience significant fluctuations in our results of operations. If we are required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when trading in those shares develops. However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan. Our current working capital is not sufficient to cover expected cash requirements for 2011 or to bring us to a positive cash flow position. If we do not raise sufficient capital to execute our business plan, it is possible that we will not be able to continue as a going concern.

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
Houston, Texas

We have audited the accompanying consolidated balance sheets of American Security Resources Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of American Security Resources Corporation’s internal control over financial reporting as of December 31, 2010 and 2009 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Security Resources Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ The Hall Group CPA’s

Dallas, Texas
October 10, 2014

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
December 31, 2010 and 2009

	2010	2009
ASSETS
Cash in bank	$1,371	$12,399
Prepaid expenses	3,890	3,890
Total Current Assets	5,261	16,289

Equipment, net of accumulated depreciation of $119,413	14,758	43,744

Other assets	10,214	18,962

TOTAL ASSETS	$30,233	$78,995

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$701,579	$58,940
Note payable	18,350	0
Advances from shareholders	16,660	0
Other current liabilities	596,711	424,393
Convertible debentures (net of discounts of $322,574 and $781,004)	444,132	33,154
Accrued interest on convertible debentures	4,986	5,762
Derivative liability	539,260	971,270

Total Current Liabilities	2,321,678	1,793,519

Long Term Liabilities	0	0

Total Liabilities	2,321,678	1,793,519

SHAREHOLDERS' (DEFICIT)
Preferred stock Series A - 1,000,000 shares authorized; $.001 par value; 1,000 shares issued and outstanding	1,000	1,000
Preferred stock Series B - 1,000,000 shares authorized; $.001 par value; No shares issued and outstanding	0	0
Common stock - 200,000,000 shares authorized; $.001 par value; 5,420,381,610 shares issued and outstanding	19,414,684	5,420,381
Additional paid-in capital	36,366,019	48,485,093
Deficit accumulated during the development stage	(25,964,864)	(23,512,714)
Deficit accumulated from prior operations	(32,108,284)	(32,108,284)

Total Shareholders' (Deficit)	(2,291,445)	(1,714,524)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$30,233	$78,995

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Year Ended December 31, 2010	Year Ended December 31, 2009

General and administrative expenses	1,414,583	1,698,829
Depreciation	28,984	29,798
Research and development expenses	499,486	533,085
Operating Loss	(1,943,053)	(2,261,712)

Other Income (Expense):
Interest income	0	0
Gain (loss) on derivative liability	432,010	(99,053)
Permanent impairment of investment	0	0
Loss on license fee	0	0
Penalty on debenture default	0	(78,775)
Interest expense	(941,107)	(239,737)
Net Loss	(2,452,150)	(2,679,277)

Other Comprehensive Loss:
Change in unrealized loss on investment available for sale	0	0

Comprehensive Loss	$(2,452,150)	$(2,679,277)

Loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average no. of shares outstanding	15,531,250,000	2,656,485,145

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Accumulated Deficit
	No. of Shares	Paid-in Capital and Par Value	Development Stage	Prior Operations	Comprehensive Loss	Total
Balance, 12/31/08	502,704,604	51,223,284	(20,833,437)	(32,108,284)	0	(1,718,437
Shares issued for
Cash	238,791,067	111,945				111,945
O&D fees	189,336,735	87,550				87,550
Consulting service	2,116,514,414	1,488,450				1,488,450
Cashless exercise of warrants	28,036,255	-				-
Bashful Warrants	55,000,000	28,111				28,111
Conversion of Series B preferred	75,000,000	25,000				25,000

Accrued officer compensation pursuant to wrap around agreement.	935,079,111	206,449				206,449
Beneficial conversion feature related to convertible note	1,224,919,424	734,685				734,685

Net loss			(2,679,277)			(2,679,277

Balance, 12/31/09	5,420,381,610	53,905,474	(23,512,714)	(32,108,284)	0	(1,715,524

Less: par value of common stock ($0.01)		(5,420,381)

Additional paid-in capital		48,485,093
Plus 1,000,000 shares of Preferred Stock at .001 par value						1,000
Total stockholders’ equity						(1,714,524

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Accumulated Deficit
	No. of Shares	Paid-in Capital and Par Value	Development Stage	Prior Operations	Comprehensive Loss	Total
Balance, 12/31/09	5,420,381,610	$53,905,474	$(23,512,714)	$(32,108,284)	$0	$(1,715,524)
Shares issued for
Cash	506,311,459	71,253				71,253
O&D fees	100,000,000	8,000				8,000
Consulting service	5,171,075,185	904,776				904,776

Accrued officer compensation pursuant to wrap around agreement	2,030,666,666	127,500				127,500

Beneficial conversion feature related to convertible note	6,186,250,000	763,700				763,700

Net loss			(2,452,150)			(2,452,150)

Balance, 12/31/10	19,414,684,920	55,780,703	$(25,964,864)	$(32,108,284)	$0	$(2,292,445)

Less: par value of common stock ($0.01)		(19,414,684)

Additional paid-in capital		$36,366,019
Plus 1,000,000 shares of Preferred Stock at .001 par value						1,000
Total stockholders’ equity						$(2,291,445)

The accompanying notes are an integral part of these financial statements.

AMERICAN SECURITY RESOURCES CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Year Ended December 31, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,452,150)	$(2,679,277)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	28,986	29,798
Contingent penalty	0	78,775
Common stock issued for services	1,040,276	1,750,200
Preferred stock issued for services	0	0
(Gain) loss on derivatives	(432,010)	99,053
Amortization of discount on convertible debenture, net	467,178	102,131
Stock option and warrant expense	763,700	0
Change in operating assets and liabilities:
Prepaid expenses	0	135,672
Deferred finance costs	0	0
Accounts payable	342,639	(34,836)
Accrued liabilities	172,318	367,376
Accrued interest	(776)	(26,670)
Net cash used in operating activities	(69,839)	(177,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	0	0
Purchase of License Agreement	0	0
Net cash provided from (used in) investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	71,253	111,945
Proceeds from sale of preferred stock	0	25,000
Shareholders loans	16,660	0
Proceeds (pay down) - convertible note	(29,102)	0
Net borrowings/(pay downs) on line of credit	0	0
Settlement of derivative liabilities	0	0
Proceeds from issuance of warrants	0	28,111
Net cash provided from financing activities	58,811	165,056

Net change in cash and cash equivalents	(11,028)	(12,722)
Cash and cash equivalents, beginning of period	12,399	25,121
Cash and cash equivalents, end of period	$1,371	$12,399

Supplemental disclosure of non-cash financing activities:
Stock issued for accrued expenses	$0	$686,748
Cashless exercise of warrants	$0	$19,000
Cash paid for interest and income taxes	$0	$162,246

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

Significant Accounting Policies

Basis of presentation
The consolidated financial statements include the accounts of American Security Resources Corporation and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated. Management determined that ASRC, upon embarking on the new business plan of development and marketing of the HydraStax hydrogen fuel cell.

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

Intangible Assets
Intangible assets with estimable useful lives are amortized over respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Accounting Standards Codification 360, “Property, Plant and Equipment” (ASC 360), previously referred to as Statement of Financial Accounting Standards  No. 144,  Accounting for Impairment or Disposal of Long-Lived Assets .

Research and Development Costs
All research and development costs are expensed as incurred, including primarily contracting costs.

Income Taxes
The Company accounts for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (ASC 740), previously referred to as Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.

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

Basic and Diluted Net Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2010 and 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. The number of potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been antidilutive was 9,838,000 common stock potentially issuable under outstanding options/warrants.

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

Recently issued accounting pronouncements

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial position and results of operations if and when an acquisition occurs.

In December 2010, the FASB issued amended guidance related to Intangibles - Goodwill and Other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial position and results of operations.

In July 2010, the FASB issued ASU No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)." ASU No. 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The guidance is generally effective for reporting periods ending after December 15, 2010. The adoption of ASU No. 2010-20 did not have a significant impact on the Company's consolidated financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition- Milestone Method (Topic 605)," which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  This ASU is effective in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We do not expect the adoption of ASU No. 2010-17 to have a significant impact on the Company's consolidated financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-13, "Compensation - Stock Compensation (Topic 718)," which provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect the adoption of ASU No. 2010-13 to have a significant impact on the Company's consolidated financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Disclosure Requirements."  The objective of this ASU was to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This ASU is to be applied immediately upon issuance.  The Company adopted this ASU in the first quarter of 2010 and the adoption of this ASU did not have an effect on the Company's consolidated financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements."  This ASU requires new disclosures regarding significant transfers in and out of Levels 1 and 2, and information about activity in Level 3 fair value measurements.  In addition, this ASU clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities.  This ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements, which are effective for reporting periods beginning after December 15, 2010. The Company adopted the new guidance in the first quarter of 2010, except for the disclosures related to purchases, sales, issuance and settlements, which will be effective for the Company beginning in the first quarter of 2011. Because these new standards are related primarily to disclosures, their adoption has not had and is not expected to have a significant impact on the Company's consolidated financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN
As shown in the accompanying consolidated financial statements, ASRC incurred recurring losses from continuing operations of $2,546,680 and $2,679,277 in the years ended 2010 and 2009, respectively. This condition creates an uncertainty as to ASRC’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that ASRC will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in Hydra’s fuel cell technology. If these funds are not available ASRC may not continue its operations or execute its business plan. The conditions raise substantial doubt about ASRC’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should ASRC be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31, 2010 and 2009:
2010

Description	Life	Amount	Accumulated Depreciation	Net Book Value
Office furniture and equipment	Generally 5 years	$43,199	$37,551	$5,648
Equipment	From 3 to 7 years	119,958	110,848	9,110
Totals		$163,157	$148,399	$14,758

2009

Description	Life	Amount	Accumulated Depreciation	Net Book Value
Office furniture and equipment	Generally 5 years	$43,199	$30,104	$13,095
Equipment	From 3 to 7 years	119,958	89,309	30,649
Totals		$163,157	$119,413	$43,744

NOTE 4 - INTANGIBLES

The Company’s wholly-owned subsidiary, Hydra Fuel Cell Corporation, has received two patents – US 7,445,647 B1 for a method for making fuel cells and US 7,776,485 B1 for a fuel cell stack including a housing for holding fuel cells.  It also has four patent pending applications that relate to the fuel products and a trademark for HYDRASTAX.

NOTE 5 – CONVERTIBLE DEBENTURE

Convertible debentures outstanding as of December 31, 2010 and 2009 were as follows;

	2010		2009
	Outstanding Balance of Convertible Debenture	Unamortized Discount	Outstanding Balance of Convertible Debenture	Unamortized Discount

December 13, 2007 Debenture	$284,300	$284,300	$350,000	$350,000
February 28, 2008 Debenture	482,406	38,274	431,004	397,850
Total Convertible Debentures at December 31, 2010	$766,706	$322,574	$781,004	$747,850

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

Accordingly, we have received a total of $794,000 pursuant to the Securities Purchase Agreement through December 31, 2010.  Pursuant to the convertible debenture the investor may convert the amount paid towards the Securities Purchase Agreement into common stock of the Company at a conversion price equal to the lesser of (i) $0.25, or (ii) 80% of the average of the 5 lowest volume weighted average prices during the 20 trading days prior to investor’s election to convert (the percentage being a “Discount Multiplier”).  If any portion of the principal or accrued interest on this convertible debenture is not paid within ten (10) days of when it is due, the Discount Multiplier shall decrease by one percentage point (1%) for all conversions of the convertible debenture.  If the investor elects to convert a portion of the convertible debenture and, on the day that the election is made, the volume weighted average price is below $0.01, we shall have the right to prepay that portion of the convertible debenture that investor elected to convert, plus any accrued and unpaid interest, at 150% of such amount.  In the event that we elect to prepay that portion of the convertible debenture, investor shall have the right to withdraw its conversion notice.

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

During the year ended December 31, 2010, the investor converted $65,700 of the outstanding principal into 821,250,000 shares of common stock of the Company.

In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a discount on debt of $284,300 as of December 31, 2010. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 4 years; (2) a computed volatility rate from 132% to 197%(3) a discount rate of 2.10% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the year ended December 31, 2010 $0 was amortized.

In accordance with the option allowed in SFAS 155, the Company has elected to value the derivative separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instrument. The result of the valuation is a derivative liability in the amount of $355,102 as of December 31, 2010.   We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 4 years; (2) a computed volatility rate from 132% to 197%(3) a discount rate of 45% and (4) zero dividends. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method.  The gain/loss on derivative is equal to the difference between the discount on debt and the derivative liability. The instrument was re-valued at period end, and the resulting change for the year of $46,907 was included in the statement of operations as a net gain on the derivative liability.

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

Subsequent to December 31, 2009, the Company and the investor reached a settlement agreement whereby both parties agreed to dismiss their respective claims against the other, and mutually agreed the outstanding principal due under the original convertible debenture to the investor of $350,000 would be paid though a stock conversion program, with interest of 7 ¼% from May 1, 2010 until the outstanding principal is fully converted.  The note balance outstanding at December 31, 2010 was $284,300 and was offset by a discount of $284,300.  The settlement agreement provides for daily trading limits of the Company’s common stock by the investor, as well as penalties for violations of the trading restrictions.

February 28, 2008 Debenture

On February 28, 2008, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of an aggregate of $515,000 in a convertible debenture bearing interest at 12.5% per annum, payable on or before February 28, 2012.  The investor is guaranteed a 37.5% return on the investment and each advance is payable back to the investor at 150%.  There were $35,000 in financing costs for this debt issuance. The financing costs were deferred and amortized using the effective interest method. This expense was $8,748 for the year ended December 31, 2010.

Pursuant to the convertible debenture the investor may convert the debenture  into common stock of the Company at a conversion price equal to 80% of the volume weighted average price for three regular trading days selected by the debenture holder from twenty trading days ending on the trading day immediately before the conversion date.

We evaluated this agreement pursuant to FASB Statement No. 133 and due to there being a fixed maturity amount of $482,406 due on December 31, 2011, the Company determined no embedded derivative existed and FASB No. 133 did not apply.

 In accordance with the option allowed in SFAS 155, the Company has elected to bifurcate the instrument. The result of the valuation is a discount on debt of $38,274 as of December 31, 2010. The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method. For the year ended December 31 $195,358 was amortized and is included in interest expense. The gain/loss on derivative is equal to the difference between the discount on debt and the derivative liability. The instrument was re-valued at period end, and the resulting change for the year of $348,350 was included in the statement of operations as a net gain on the derivative liability.

During the year ended December 31, 2010, the investor converted $496,000 of the outstanding principal into 2,840,000,000 shares of common stock of the Company.

Effective November 17, 2009, the Company and the Investor entered into a settlement agreement whereby the Investor agreed to a settlement amount of $431,004, including all unpaid principal, interest and penalties, to be paid in cash or common stock of the Company, subject to an ownership limitation, as defined in the settlement agreement.  Interest on the settlement amount accrued at 8.75% beginning November 6, 2009, and all unpaid principal and accrued interest was due on or before December 31, 2010.The Company is subject to certain covenants and reporting requirements.  The Company recorded a penalty charge in the fourth quarter of $78,775 in the fourth quarter of 2009 in connection with the settlement agreement.

Effective December 31, 2010, the Company and the Investor entered into a settlement agreement whereby the Investor agreed to a settlement amount of $482,406, including all unpaid principal, interest and penalties, to be paid by the Company.  Interest on the settlement amount will accrue at 10.0% beginning December 31, 2010, and all unpaid principal and accrued interest is due on or before December 31, 2011. The Company is subject to certain covenants and reporting requirements.  The Company recorded a penalty charge of $308,815 in the fourth quarter of 2010 in connection with the settlement agreement.

As the settlement agreement resulted in a modification of the principal outstanding, payment terms and due dates, we evaluated this agreement pursuant to FASB Statement No. 133 and due to there being a fixed maturity amount to be paid by the Company at December 31, 2011, the Company determined no embedded derivative existed and FASB No. 133 did not apply.  In accordance with the option allowed in SFAS 155, the Company has elected to bifurcate the instrument. The result of the valuation is a discount on debt of $38,274.  The discount is equal to the value of the note issued, as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method.  For the year ended December 31, 2009 $33,154 was amortized and is included in interest expense.

Derivative Liability
The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the derivative treatment. The Company valued these warrants using the Black-Scholes valuation model. The result of the valuation is a derivative liability in the amount of $1,419.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term ranging from 1.71 to 2.75  years; (2) a computed volatility rate ranging from 339% to 675% (3) a discount rate ranging from 0.37% to 1.79% and (4) zero dividends. The valuation of these warrants was treated the same way as the liability associated with the debt. There were no other instruments found to be tainted by the derivative treatment.

	2010		2009
	Derivative Liability	Gain (Loss) on Derivative year	Derivative Liability	Gain (Loss) on Derivative year ended
December 2007 Debenture	$335,688	$66,321	$433,199	$(83,199)
February 2008 Debenture	202,153	363,218	534,067	$(63,332)
Warrants Outstanding	1,419	2,471	4,004	47,478
Derivative Liability	$539,260	$432,010	$971,270	$(99,053)

NOTE 6 - COMMON STOCK

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

During the year ended December 31, 2010 ASRC issued 5,171,075,185 common shares to external parties in exchange for consulting and legal services recorded a total expense of $904,776. The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the year ended December 31, 2010, ASRC issued 100,000,000 common shares in lieu of compensation to its Officers and Directors.  The expense is equal to the fair value for services rendered.  These shares were valued at $8,000 based on their market value at the time of issuance, as reflected in these financial statements.

During the year ended December 31, 2010, ASRC issued 2,030,666,666 of common shares pursuant to a wraparound agreement with an accredited investment firm.  This agreement is a wrap-around agreement issued in exchange for accrued compensation due to the officers of ASRC in the amount of $127,500.

During the year ended December 31, 2010, ASRC issued 6,186,250,000 of common shares pursuant to a beneficial conversion feature related to convertible notes and such shares were valued at $763,700 based on their market value at the time of issuance, as reflected in these financial statements.

During the year ended December 31, 2010, ASRC issued 506,311,459 common shares for cash totaling $71,253.

NOTE 7 – PREFERRED STOCK

On March 12, 2009, the Company issued 25,000 shares of its Series B Preferred Stock for a total of $25,000.  Subsequently, during the fourth quarter of fiscal 2009, the shareholder converted the Series B preferred stock into 75,000,000 shares of common stock of the Company.

NOTE 8 - STOCK-BASED COMPENSATION

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

During the year ended December 31, 2010, ASRC issued 5,171,075,185 common shares to external parties in exchange for consulting and legal services recorded a total expense of $904,776. The expense is equal to the fair value of the shares based upon the closing price at the date that either a definitive agreement to issue the shares was reached with external parties or the date the Board authorized their issuance.

During the year ended December 31, 2010, ASRC issued 100,000,000 common shares in lieu of compensation to its Officers and Directors.  The expense is equal to the fair value for services rendered.  These shares were valued at $8,000 based on their market value at the time of issuance, as reflected in these financial statements.

During 2010, ASRC entered into a series of wrap around agreements with two accredited investment firms in which ASRC and the Chief Executive Officer and Chief Operating Office guaranteed the liability in exchange for settlement of accrued compensation to these individuals.  The wrap around agreement allowed the investor to exchange the outstanding debt in exchange for common stock of the Company.  During 2009, the Company issued 2,030,666,666 common shares in exchange for settlement of the accrued compensation of $127,500 to these executives.

NOTE 9 –WARRANTS AND OPTIONS

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

Summary of warrant and options information is as follows:

	Weighted Avg. Exercise Price	Outstanding Beginning of Period	New Grants	Forfeitures and Cancellations	Exercises	Outstanding End of Period
December 31, 2008		102,769,250	32,400,000	(20,669,761)	(72,595,914)	41,903,575
2009 Activity:
Forfeitures and cashless exercise	$0.0039			29,415,575		(29,415,575)
Consultant grants and exercises	$0.0005		83,036,255		(83,036,255)	-
December 31, 2009		41,903,575	83,036,255	(29,415,575)	(83,036,255)	12,488,000

Forfeitures and cashless exercise	$0.04	-	-	2,650,000	-	(2,650,000)
Consultant grants and exercises		-	-	-	-	-
December 31, 2010		12,488,000	-	(2,650,000)	-	9,838,000

NOTE 11- INCOME TAXES
ASRC uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2010 and 2009, ASRC incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward and temporary differences has been fully reserved. The cumulative net operating loss carry-forward is approximately $20,900,000 at December 31, 2010 and will expire in the years 2019 and 2029. The resulting deferred tax asset arising from NOL carry forwards of $7,100,000 has been fully reserved.

NOTE 12 - RELATED PARTY TRANSACTIONS
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

During the year ended December 31, 2010, ASRC issued 100,000,000 common shares in lieu of compensation to its Officers and Directors.  The expense is equal to the fair value for services rendered.  These shares were valued at $8,000 based on their market value at the time of issuance, as reflected in these financial statements.

During 2010, ASRC entered into a series of wrap around agreements with two accredited investment firms in which ASRC and the Chief Executive Officer and Chief Operating Office guaranteed the liability in exchange for settlement of accrued compensation to these individuals.  The wrap around agreement allowed the investor to exchange the outstanding debt in exchange for common stock of the Company.  During 2010, the Company issued 2,030,666,666 common shares in exchange for settlement of the accrued compensation of $127,500 to these executives.

NOTE 13 - LEASES
ASRC leased office space under an operating lease during 2009 and 2008. The lease agreement provided for monthly rent of $2,650 to be paid through March 31, 2012. Additionally, ASRC’s subsidiary, Hydra Fuel Cell Corporation leases approximately 5,000 square feet in Portland, Oregon for monthly rent of $4,930.

Minimum lease payments due under non-cancelable leases over the next five years and thereafter are as follows as of December 31, 2010:

Year Ending December 31,
2011	31,800
2012	7,950
2013	-
2014	-
2015	-
Total	$39,750

Total rent expense was $112,286 and $100,314 during 2010 and 2009, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

As previously mentioned in Note 4, ASRC was in default with two Securities Purchase Agreements with two accredited investment firms during the year ended December 31, 2009.

On April 7, 2010, the Company and one investor reached a settlement agreement whereby both parties agreed to dismiss their respective claims against the other, and mutually agreed the outstanding principal due under the original convertible debenture to the investor of $350,000 would be paid through a stock conversion program, with interest of 7 ¼% from May 1, 2010 until the outstanding principal is fully converted.  The settlement agreement provides for daily trading limits of the Company’s common stock by the investor, as well as penalties for violations of the trading restrictions.

Effective December 31, 2010, the Company and one investor entered into a settlement agreement whereby the Investor agreed to a settlement amount of $482,406, including all unpaid principal, interest and penalties, to be paid in cash or common stock of the Company, subject to an ownership limitation, as defined in the settlement agreement.  Interest on the settlement amount will accrue at 10.0% beginning December 31, 2010, and all unpaid principal and accrued interest is due on or before December 31, 2010.The Company is subject to certain covenants and reporting requirements.  The Company recorded a penalty charge in the fourth quarter of $308,815 in connection with the settlement agreement.

NOTE 15 – SUBSEQUENT EVENTS

As mentioned in Note 14, the Company settled its arrangement with an accredited investor due to default in the original debenture agreement.

On April 21, 2014, Hydrogen Future Corporation (OTCQB: HFCO) completed the acquisition of Hydra Fuel Cell Corporation (“Hydra”) from American Security Resources Corporation (Pink Sheets: ARSC). Hydra has developed advanced hydrogen fuel cell technology which it initially intends to deploy as residential and small commercial grid replacement for electric generation.

Under the agreement to acquire Hydra, HFCO acquired 100% of the common stock of Hydra in exchange for a convertible preferred share issued to ARSC. The preferred share is convertible into an amount equal to 100.2% of the then outstanding common stock of HFCO at the time of conversion, which is at the sole discretion of ARSC. This gives ARSC an effective 50.1% equity interest in HFCO.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 31, 2011, P. S. Stephenson Co. was dismissed as the independent auditor for American Security Resources Corporation.

From the date on which P S Stephenson Co. was engaged until the date they were dismissed, there were no disagreements with P S Stephenson Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of P S Stephenson Co., would have caused P S Stephenson Co. to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no “reportable events” as that term is defined in Item 304(a) (1) (iv) of Regulation S-B.

P S Stephenson Co’s reports on the Company’s financial statements for years ended December 31, 2008, through December 31, 2009 did not contain adverse opinions or disclaimers of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

On June 1, 2011, Registrant executed an engagement letter with Hall Group CPA’s to assume the role of its new certifying accountant. Hall Group CPA’s has been asked to perform the quarterly review of Registrant for the quarter and year ended December 31, 2010.

The engagement of the new principal auditor was recommended and approved by the Board of Directors of Registrant.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures
The Company's management evaluated, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of December 31, 2010.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that, considering the existence of material weaknesses identified, our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2010.

Material Weaknesses Identified
We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010:

o The Company has inadequate segregation of duties within its cash disbursement control design.

o During the year ended December 31, 2010, the company internally performed all aspects of our financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statement and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

o The Company does not have a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of two directors, and we do not have a functioning audit committee. As a publicly traded company, we should strive to have a majority of our board of directors be independent.

The Company is continuing the process of remediating its control deficiencies. However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future. Management plans, as capital becomes available to the Company, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting and financial professionals.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)
in Internal Control - Integrated Framework.

Changes in Internal Controls over Financial Reporting
Other than the matters discussed above, during the period covered by this report, there were no significant changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Auditor Attestation
This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report.

PART III

ITEM 10 - Directors, Executives Officers, Promoters and Control Persons

The Company has adopted a Code of Ethics that applies to all of its Directors, Officers (including its CEO, CFO and chief accounting officer and any person performing similar functions) and all employees. The Code is attached hereto by reference.

 Directors and Executive Officers
The following table sets forth the names of all current directors and executive officers of the Company as of December 31, 2010. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation
Robert C. Farr	President/COO	11/23/05
	Director	10/27/04

Frank Neukomm	Director	02/25/04
	Secretary	11/08/04
	Chairman/CEO	11/23/05

Robert J. Wilson	Director	07/21/05
Sam Lindsey	CFO (1)	11/1/08
John A. Wilkinson	CFO (1)	04/1/09
Alvie T. Merrill	Director	10/11/06
James R. Twedt	Director	10/11/06
R. Brian Klock	Director	01/10/09

(1)	Mr. Lindsey performed the Chief Financial Officer duties for the Company on a contract basis until he was replaced by John A. Wilkinson CPA in April 2009.

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

Item 11. Executive Compensation.

Messrs. Robert Farr, Director and Chief Operating Officer, and Frank Neukomm, Chairman and Chief Executive Officer, each had $15,000 per month compensation, accrued as independent consulting services, during 2010 for a total annual amount of $180,000, respectively and $12,000 per month compensation, accrued as independent consulting services, during 2009 and 2008 for a total annual amount of $144,000, respectively.   Of that amount, Robert Farr was paid $128,850 and $144,000 in cash in2010and 2009.   Of that amount, Frank Neukomm was paid $111,144and $14,000 in cash during 2010and 2009.   Mr. Wilkinson, Chief Financial Officer, provides CFO services as an independent CPA and received $24,835 cash compensation in 2010 plus an accrued $6,700 and no cash compensation during 2009.

Additionally, Messrs. Farr and Neukomm received 4 million and 1 million warrants, respectively, to purchase common shares of the Company. The option strike price is $0.19, expire on January 23, 2011 and contain a cashless provision.

Executive compensation for 2010, 2009 and 2008 were as follows:

Name	Position or Title	Year	Salary	Bonus	Stock Awards	All Other
Robert Farr	Chief Operating Officer	2010	$180,000	$0	$0	$0
		2009	$144,000	0	0	0
		2008	$144,000	0	0	0

Frank Neukomm	Chief Executive Officer	2010	$180,000	0	0	0
		2009	$144,000	0	0	0
		2008	$144,000	0	0	0

John Wilkinson	Chief Financial Officer	2010	$31,535	0	0	0
		2009	0	0	0	0

Randall Newton	Chief Financial Officer	2008	0	0	0	0

Except as set forth above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 2010, 2009 and 2008.

Compensation of Directors

Certain Directors were compensated with restricted stock during 2010 for attending meetings and for work performed.  Total stock awarded was 100,000,000 shares in 2010 which were valued at $8,000.   Additionally directors were awarded 5,500,000 warrants to purchase common shares of the Company. The option strike price is $0.19, expire on January 23, 2011 and contain a cashless provision.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
Security Ownership of Certain Beneficial Owners.

The following table sets forth the share holdings of officer, directors and those persons who own more than five percent of the company's common stock, including stock options, outstanding as of the date of this Report, assuming  19,414,684,920  shares are outstanding (the number outstanding at the date of this report):
Name and Address	Type of Ownership	No. of Shares Beneficially Owned	Percent of Class

Frank Neukomm 19 Briar Hollow Lane, Suite 125 Houston, TX 77027	Personal	556,879,116	2.87%
Robert Farr 19 Briar Hollow Lane, Suite 125 Houston, TX 77027	Personal	589,352,948	3.04%
James Twedt 19 Briar Hollow Lane, Suite 125 Houston, TX 77027	Personal	266,946,939	1.37%

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

Item 14. Principal Accountant Fees and Services
(1)   Audit Fees
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2010 and 2009 were: $60,500 and $27,500 respectively.

(2)   Audit-Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2010 and 2009 were: $0 and $0, respectively.

The nature of the services comprising the fees herein disclosed are: none provided.

(3)   Tax Fees
The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2010 and 2009 were: $0 and $0, respectively.

The nature of the services comprising the fees herein disclosed are: none provided

(4)   All Other Fees
No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending December 31, 2010 and 2009.

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

American Security Resources Corporation

Date: November 5, 2014	By:	/s/Frank Neukomm
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 5, 2014	By:	/s/ Robert Farr
President, Chief Operating Officer and Director
Principal Financial Officer
Date: November 5, 2014	By:	/s/ Randy Moseley
Chief Financial Officer

Date: November 5, 2014	By:	/s/Robert J. Wilson
Director

Date: November 5, 2014	By:	/s/Alvie T. Merrill
Director

Date: November 5, 2014	By:	/s/James R. Twedt
Director

Date: November 5, 2014	By:	/s/R. Brian Klock
Director